Form 10-Q
period 2020-09-30
Repare Therapeutics Inc.
filed 2020-11-12
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2020, there were 36,765,013 shares of the registrant’s common stock, no par value per share, outstanding.

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
•

business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency or pandemic, such as the coronavirus disease, or COVID-19, pandemic;

•

the unexpected impact of the COVID-19 pandemic on our operations, the continuity of our business, including our preclinical studies and clinical trials, general economic conditions and ability to raise additional capital;

•	our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
•	the timing of completion of enrollment and availability of data from our current preclinical studies and clinical trials, including our Phase 1/2 clinical trial of RP-3500;
•	the expected timing of filings with regulatory authorities for any product candidates that we develop;
•	our expectations regarding the potential market size and the rate and degree of market acceptance for any product candidates that we develop;
•	the effects of competition with respect to RP-3500 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•	our ability to fund our working capital requirements;
•	our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates;
•	our financial performance and our ability to effectively manage our anticipated growth;
•	our ability to obtain additional funding for our operations; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors” in this Quarterly Report.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. We do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances

SUMMARY RISK FACTORS

Investing in our common shares involves numerous risks, including the risks described in “Part II—Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•

We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce or terminate certain of our product development programs or other operations.

•

We are very early in our development efforts. If we are unable to advance RP-3500 or any of our other product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize RP-3500 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.

•

Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, and in particular, our lead product candidate, RP-3500. If we are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.

•

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

•	The successful development of targeted therapeutics, including our portfolio of synthetic lethality small molecule inhibitors, as well as any related diagnostics, is highly uncertain.
•

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, on a timely basis or at all, our business will be substantially harmed.

•

Synthetic lethality represents an emerging class of precision medicine targets, and negative perceptions of the efficacy, safety or tolerability of this class of targets, including any that we develop, could adversely affect our ability to conduct our business, advance our product candidates or obtain regulatory approvals.

•

We may not be successful in applying our SNIPRx platform to discover synthetic lethality targets with therapeutic and commercial potential or in the discovery and development of commercially viable product candidates for us or our collaborators.

•

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our open-label Phase 1/2 clinical trial for RP-3500 with the genomic alterations that RP-3500 is designed to target.

•	We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.
•

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

•

Our success depends in part on our ability to obtain intellectual property rights for our proprietary technologies and product candidates, as well as our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of September 30,	As of December 31,
	2020	2019
ASSETS
CURRENT ASSETS:
Cash	$347,872	$94,797
Research and development tax credits receivable	1,637	1,080
Other receivables	3,232	1,976
Prepaid expenses and other current assets	8,524	719
Total current assets	361,265	98,572
Property and equipment, net	3,246	2,390
Restricted cash	203	208
Operating lease right-of-use assets	5,022	1,034
Other assets	288	359
Deferred tax assets	218	132
TOTAL ASSETS	$370,242	$102,695
LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$1,843	$2,127
Accrued expenses and other current liabilities	4,923	1,276
Operating lease liability, current portion	794	625
Deferred revenue, current portion	2,150	—
Income tax payable	483	218
Total current liabilities	10,193	4,246
Operating lease liability, net of current portion	3,259	439
Deferred revenue, net of current portion	55,992	8,142
TOTAL LIABILITIES	69,444	12,827
Series A convertible preferred shares, no par value per share; 0 shares and unlimited shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 shares and 11,090,135 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 and $52,750 as of September 30, 2020 and December 31, 2019, respectively	—	53,749
Series B convertible preferred shares, no par value per share; 0 shares and unlimited shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 shares and 10,468,258 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; liquidation and redemption value of $0 and $82,496 as of September 30, 2020 and December 31, 2019, respectively	—	82,248
TOTAL CONVERTIBLE PREFERRED SHARES	—	135,997
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred shares, no par value per share; unlimited shares and 0 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of September 30, 2020 and December 31, 2019; 36,765,013 and 1,528,374 shares issued and outstanding as of September 30, 2020, and December 31, 2019, respectively	383,852	1
Additional paid-in capital	5,041	3,811
Accumulated deficit	(88,095)	(49,941)
Total shareholders’ equity (deficit)	300,798	(46,129)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$370,242	$102,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development, net of tax credits	$10,091	$5,618	$27,674	$14,174
General and administrative	3,996	1,250	9,551	3,358
Total operating expenses	14,087	6,868	37,225	17,532
Loss from operations	(14,087)	(6,868)	(37,225)	(17,532)
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	290	(152)	(846)	147
Change in fair value of Series A preferred share tranche obligation	—	(637)	—	(1,337)
Interest income	156	—	156	—
Other expense	(4)	(2)	(10)	(5)
Total other income (expense), net	442	(791)	(700)	(1,195)
Loss before income taxes	(13,645)	(7,659)	(37,925)	(18,727)
Income tax expense	(106)	(29)	(229)	(158)
Net loss and comprehensive loss	$(13,751)	$(7,688)	$(38,154)	$(18,885)
Net loss attributable to common shareholders—basic and diluted	$(13,751)	$(7,688)	$(38,154)	$(18,885)
Net loss per share attributable to common shareholders— basic and diluted	$(0.37)	$(5.03)	$(2.63)	$(12.36)
Weighted-average common shares outstanding—basic and diluted	36,756,694	1,528,374	14,486,896	1,528,374

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Convertible Preferred Shares
	Series A		Series B		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2019	6,813,340	$31,873	—	$—	1,528,374	$1	$340	$(22,725)	$(22,384)
Issuance of Series A convertible preferred shares, net of issuance costs of $5	4,276,795	21,876	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	65	—	65
Net loss and comprehensive loss	—	—	—	—	—	—	—	(4,838)	(4,838)
Balance, March 31, 2019	11,090,135	$53,749	—	$-	1,528,374	$1	$405	$(27,563)	$(27,157)
Share-based compensation expense	—	—	—	—	—	—	121	—	121
Net loss and comprehensive loss	—	—	—	—	—	—	—	(6,359)	(6,359)
Balance, June 30, 2019	11,090,135	$53,749	—	$—	1,528,374	$1	$526	$(33,922)	$(33,395)
Series A Tranche 3 termination	—	—	—	—	—	—	2,960	—	2,960
Issuance of Series B convertible preferred shares, net of issuance costs of $248	—	—	10,468,258	82,248	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	127	—	127
Net loss and comprehensive loss	—	—	—	—	—	—	—	(7,688)	(7,688)
Balance, September 30, 2019	11,090,135	$53,749	10,468,258	$82,248	1,528,374	$1	$3,613	$(41,610)	$(37,996)

Balance, January 1, 2020	11,090,135	$53,749	10,468,258	$82,248	1,528,374	$1	$3,811	$(49,941)	$(46,129)
Exercise of stock options	—	—	—	—	181,318	520	(196)	—	324
Share-based compensation expense	—	—	—	—	—	—	271	—	271
Net loss and comprehensive loss	—	—	—	—	—	—	—	(12,601)	(12,601)
Balance, March 31, 2020	11,090,135	$53,749	10,468,258	$82,248	1,709,692	$521	$3,886	$(62,542)	$(58,135)
Exercise of stock options	—	—	—	—	85,369	257	(93)	—	164
Share-based compensation expense	—	—	—	—	—	—	389	—	389
Issuance of common shares upon initial public offering, net of issuance costs of $20,957	—	—	—	—	12,650,000	232,043	—	—	232,043
Conversion of convertible preferred shares into an equivalent number of common shares	(11,090,135)	(53,749)	(10,468,258)	(82,248)	21,558,393	135,997	—	—	135,997
Issuance of warrant and conversion into common shares	—	—	—	—	750,000	15,000	—	—	15,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	(11,802)	(11,802)
Balance, June 30, 2020	—	$—	—	$—	36,753,454	$383,818	$4,182	$(74,344)	$313,656
Exercise of stock options	—	—	—	—	11,559	34	(12)	—	22
Share-based compensation expense	—	—	—	—	—	—	871	—	871
Net loss and comprehensive loss	—	—	—	—	—	—	—	(13,751)	(13,751)
Balance, September 30, 2020	—	$—	—	$—	36,765,013	$383,852	$5,041	$(88,095)	$300,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss and comprehensive loss for the period	$(38,154)	$(18,885)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share-based compensation expense	1,531	313
Depreciation expense	610	416
Change in fair value of the Series A preferred shares tranche obligation	—	1,350
Non-cash lease expense	520	191
Foreign exchange loss (gain)	835	(432)
Interest income	(36)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,834)	(142)
Research and development tax credits receivable	(584)	(398)
Other receivables	(1,247)	(964)
Deferred tax asset	(86)	(83)
Other non-current assets	71	(4)
Accounts payable	(1,120)	1,157
Accrued expenses and other current liabilities	3,540	318
Operating lease liability, current portion	(97)	29
Income tax payable	265	132
Operating lease liability, net of current portion	(351)	(223)
Deferred revenue	50,000	8,142
Net cash provided by (used in) operating activities	6,863	(9,083)
Cash Flows From Investing Activities:
Purchases of property and equipment	(516)	(561)
Net cash used in investing activities	(516)	(561)
Cash Flows From Financing Activities:
Proceeds from issuance of Series A preferred shares, net	—	20,995
Proceeds from issuance of Series B preferred shares, net	—	82,248
Proceeds from exercise of stock options	510	—
Proceeds from issuance of warrant	15,000	—
Net proceeds from issuance of common shares in initial public offering	232,043	—
Net cash provided by financing activities	247,553	103,243
Effect of exchange rate fluctuations on cash held	(830)	407
Net Increase In Cash And Restricted Cash	253,070	94,006
Cash and restricted cash at beginning of period	95,005	10,929
Cash and restricted cash at end of period	$348,075	$104,935

Reconciliation Of Cash And Restricted Cash
Cash	$347,872	$104,731
Restricted cash	203	204
Total cash and restricted cash	$348,075	$104,935

Supplemental Disclosure Of Cash Flow Information:
Cash interest received	$120	$—
Property and equipment purchases in accounts payable and accrued expenses and other current liabilities	$950	$542
Right-of-use asset obtained in exchange for new operating lease liability	$4,516	$1,074
Conversion of Series A and B preferred shares into common shares	$135,997	$—
Conversion of warrant into common shares	$15,000	$—

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2019, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2020, the consolidated results of its operations for the three and nine months ended September 30, 2020 and 2019, its statements of shareholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019 and its consolidated cash flows for the nine months ended September 30, 2020 and 2019.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2019 included in the Company’s final prospectus that forms part of the Company’s Registration Statement on Form S-1 (File No. 333-238822), filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b)(4) on June 19, 2020 (the “Prospectus”). The condensed consolidated balance sheet data as of December 31, 2019 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2019 included in the Prospectus. Since the date of the audited consolidated financial statements for the year ended December 31, 2019 included in the Prospectus, there have been no changes to its significant accounting policies.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued research and development expenses, share-based compensation, right-of-use assets and lease liabilities and income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could materially differ from those estimates. Changes in estimates are recorded in the period in which they become known.

COVID-19 Pandemic

With the global spread of the ongoing COVID-19 pandemic, the Company established a cross-functional task force and has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business, including its preclinical studies and its ongoing and planned clinical trials. The Company’s operations are considered as an “essential business” and therefore, the Company is continuing to operate during this period. The Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition and results of operations could be materially adversely affected. The Company continues to closely monitor the COVID-19 pandemic as it evolves its business continuity plans, clinical development plans and response strategy. As of the date of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to the Company’s financial statements.

3. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Accrued compensation and benefits	$1,795	$1,043
Accrued research and development expense	2,735	208
Accrued professional services	286	21
Other	107	4
Total accrued expenses and other current liabilities	$4,923	$1,276

4. Collaboration and License Agreement

In May 2020, the Company entered into a collaboration and license agreement with Bristol-Myers Squibb Company (“Bristol Myers Squibb”), pursuant to which the Company and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. The Company is providing Bristol Myers Squibb access to a selected number of its existing screening campaigns and novel campaigns. The Company is responsible for carrying out early stage research activities directed to identifying potential targets for potential licensing by Bristol Myers Squibb, in accordance with a mutually agreed upon research plan and will be solely responsible for such costs. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. Upon Bristol Myers Squibb’s election to exercise its options to obtain exclusive worldwide licenses for the subsequent development, manufacturing and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities and costs.

Under the terms of the agreement, Bristol Myers Squibb paid the Company an initial nonrefundable upfront fee payment of $50,000 in June 2020. The Company is also entitled to receive up to $301,000 in total milestones on a program-by-program basis, consisting of $176,000 in the aggregate for certain specified research, development and regulatory milestones and $125,000 in the aggregate for certain specified commercial milestones. The Company is further entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions.

The Company assessed the collaboration and license agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that Bristol Myers Squibb is a customer based on the agreement structure. At inception, the Company identified several performance obligations under the agreement, being (i) research activities for each campaign, as well as (ii) a selected number of material rights associated with options to obtain exclusive development, manufacturing and commercial licenses to targets identified. The Company determined that the options to obtain the exclusive development, manufacturing and commercialization licenses were material rights under ASC 606 because there are minimal amounts to be paid to the Company upon exercise of such options.

The Company determined that the transaction price at the onset of the agreement is the total upfront payment received of $50,000. Additional consideration to be paid to the Company upon the exercise of options to license targets and future milestone payments were excluded from the transaction price as they represent option fees and milestone payments that can only be achieved subsequent to option exercises.

The Company will allocate the transaction price of $50,000 to each performance obligation based on the relative stand-alone selling price of each performance obligation at inception, which will be determined based on each performance obligation’s estimated stand-alone selling price. The Company will determine the estimated stand-alone selling price at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities will include the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan. The Company will determine the estimated stand-alone selling price at contract inception of the material rights associated with options to obtain exclusive licenses to druggable targets and undruggable targets based on the fees Bristol Myers Squibb would pay to exercise these options, the probability-weighted value of expected future cash flows associated with each license related to each target and the probability that these options would be exercised by Bristol Myers Squibb. In developing such estimates, the Company will also consider applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product candidate pursuant to the associated license.

Revenue associated with the options has been deferred and will be recognized at the point in time when options to license are exercised by Bristol Myers Squibb or upon expiry of such options. Revenue associated with the research activities has been deferred and is expected to be recognized on a proportional performance basis over the period of service for research activities using input based measurements of total costs of research incurred to estimate proportion performed. Progress towards completion is remeasured at the end of each reporting period.

During the three months ended September 30, 2020, the Company did not recognize any revenue associated with the Bristol Myers Squibb collaboration as no research activities had been performed under the agreement and no options were exercised. As of September 30, 2020, there was $50,000 of deferred revenue related to the Bristol Myers Squibb collaboration and license agreement, which was classified as either current or non-current in the consolidated balance sheet based on the period the services are expected to be performed.

In conjunction with entry into the collaboration and license agreement, the Company entered into a warrant agreement with an affiliate of Bristol Myers Squibb pursuant to which the Company issued a warrant for total proceeds of $15,000. Upon closing of the IPO, this warrant was automatically exercised into 750,000 common shares of the Company. The Company evaluated whether the warrant should be treated as a separate agreement or a single arrangement with the collaboration and license agreement. Although the warrant agreement was negotiated concurrently with the collaboration and license agreement, the warrant was issued at fair value. Accordingly, the Company accounted for the warrant agreement separately from the collaboration and license agreement.

5. Leases

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2020, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

In November 2019, the Company entered into a lease agreement for office and laboratory space located in Montreal, Quebec which commenced in September 2020. As required under the terms of the lease agreement, the Company incurred prepaid rent of $1,035 prior to commencement of the lease term, with the current portion previously accounted for within prepaid expenses and other current assets and the long-term portion accounted for within other assets. As of the commencement of the lease term, this prepaid rent has been reclassified to the right-of-use asset.

Operating Leases

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating Leases
Lease Costs
Operating lease costs	$249	$579
Short-term lease costs	$34	38
Variable lease costs	$16	108
Total lease costs	$299	$725

Nine Months Ended
September 30, 2020
Other Operating Lease Information
Operating cash flows used for operating leases	$513
Right-of-use assets obtained in exchange for new operating lease liability	$4,516
Weighted-average remaining lease term	4.37
Weighted-average discount rate	5.2%

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

Effective upon the closing of the IPO, the Company authorized for issue an unlimited number of preferred shares, issuable in series. No preferred shares were issued and outstanding as of September 30, 2020.

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

Common Shares

Authorized share capital

The articles of continuance of the Company authorize an unlimited number of common shares, voting and participating, without par value.

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

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). The maximum number of common shares that may be issued under the ESPP is 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. The ESPP enables eligible employees to purchase common shares of the Company at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. The ESPP will become active upon approval of the plan administrator, which is the Company’s board of directors. As of September 30, 2020, no common shares have been issued under the ESPP.

Share-Based Compensation

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of share options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for the issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

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

Total outstanding stock options as of September 30, 2020 and 2019 were as follows:

	2020		2019
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	3,505,119	$2.07	907,315	$1.66
Granted	899,274	$16.61	1,080,442	$2.05
Exercised	(278,246)	$1.83	—	—
Cancelled or forfeited	(34,637)	$1.96	(5,485)	$2.06
Outstanding at end of period	4,091,510	$5.28	1,982,272	$1.87

During the nine months ended September 30, 2020, an aggregate of 278,246 options were exercised at a weighted-average exercise price of $1.83 per share, for aggregate proceeds of $510. As a result, an amount of $301 previously included in additional paid-in capital related to the exercised options has been credited to common shares and deducted from additional paid-in capital.

Share-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$269	$68	$565	$171
General and administrative	602	59	966	142
Total share-based compensation expense	$871	$127	$1,531	$313

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fair value of stock options	$14.42	$1.22	$10.43	$0.99
Exercise price	$24.00	$1.89	$16.61	$2.05
Share price	$23.28	$1.88	$16.58	$2.05
Risk-free interest rate	0.43%	1.63%	0.43%	2.23%
Expected terms (in years)	6.07	6.08	6.07	6.08
Expected volatility	71.30%	71.20%	71.99%	70.82%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

As of September 30, 2020, there was $11,401 of unrecognized share-based compensation expense related to unvested stock options to be recognized over a weighted average period of 3.5 years.

7. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common shareholders	$(13,751)	$(7,688)	$(38,154)	$(18,885)
Net loss attributable to common shareholders—basic and diluted	$(13,751)	$(7,688)	$(38,154)	$(18,885)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	36,756,694	1,528,374	14,486,896	1,528,374
Net loss per share attributable to common shareholders—basic and diluted	$(0.37)	$(5.03)	$(2.63)	$(12.36)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Series A preferred shares	—	11,090,135	—	11,090,135
Series B preferred shares	—	10,468,258	—	10,468,258
Options to purchase common shares	4,091,510	1,982,272	4,091,510	1,982,272

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

In June 2020, the Company procured a directors and officers (“D&O”) insurance policy for a total aggregate premium of $6,420, including excise tax, which was recorded as prepaid expenses and other current assets and is being amortized to general and administrative expenses over the twelve month term of the D&O insurance policy.

9. Subsequent Events

In November 2020, the board of directors of the Company authorized the issuance of an aggregate of 184,000 stock options to employees under the 2020 Plan, at an exercise price of $28.16 per share.

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

Overview

We are a leading clinical-stage precision oncology medicine company enabled by our proprietary synthetic lethality insights for the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are thus susceptible to therapeutic intervention targeting the other gene pair.

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting discounts and commissions and offering expenses of $3.2 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of September 30, 2020, we had cash on hand, including restricted cash, of $348.1 million.

Since inception, we have incurred significant operating losses. Our net losses were $7.8 million, $14.3 million and $27.2 million for the years ended December 31, 2017, 2018 and 2019, respectively, and $38.2 million for the nine-months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $88.1 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including RP-3500, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials and our expenditures on other research and development activities.

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

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our preclinical studies and ongoing and planned clinical trials. Our operations are considered as an “essential business” and therefore, we are continuing to operate during this period. We have taken measures to secure our research and development activities, while work in laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition and results of operations could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

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

Recent Developments

RP-6306 Program

During the third quarter of 2020, we initiated Good Laboratory Practice (GLP) toxicology studies for our CCNE1 synthetic lethal inhibitor program, now designated RP-6306.

RP-3500 Clinical Update

On July 29, 2020, we announced the first patient was dosed in our open-label Phase 1/2 clinical trial to evaluate RP-3500 as a monotherapy and in combination with Pfizer’s PARP inhibitor, talazoparib, in patients with advanced recurrent tumors of different histologies with ATM loss-of-function or any of the STEP2 identified genomic alterations. We expect to report preliminary safety and efficacy data for the monotherapy and combination therapy dose escalation phase of the trial in the second half of 2021.

Appointment of new executive officer

In October 2020, we appointed Dr. Laurence F. Akiyoshi as our Executive Vice-President, Organizational and Leadership Development. Dr. Akiyoshi has joined our executive team after having served as an independent consultant to Repare for the past two years via his successful organizational development consulting practice. In addition to Repare, Dr. Akiyoshi’s consulting practice has worked with numerous companies to scale their organizations to support rapid growth, including Apple, LinkedIn, CrowdStrike and Box. Dr. Akiyoshi’s will be principally focused on organization design, leadership development, and attracting and retaining key team members necessary for the achievement of our corporate objectives.

Inauguration of a Newly Expanded Laboratory and Office Facility in Montreal, Quebec

In September 2020, we expanded our research footprint with the addition of 17,000 square feet of combined laboratory and office space in a newly built facility. The new facility more than doubled our laboratory capacity for our CRISPR-enabled genome-wide synthetic lethal target platform, SNIPRx®, including dedicated space for work related to accelerating our preclinical assets, including those under our research collaboration with Bristol Myers Squibb.

Collaboration with Bristol Myers Squibb

In May 2020, we entered into a collaboration and license agreement with Bristol-Myers Squibb Company, or Bristol Myers Squibb, pursuant to which we and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer.

In July and September 2020, we amended the collaboration and license agreement, pursuant to which we and Bristol Myers Squibb have agreed (i) to include additional campaigns to the list of Existing Repare Campaigns (as such term is defined in the agreement) from which Bristol Myers Squibb may select campaigns under the agreement and (ii) to enable unblinding of the Bristol Myers Squibb alliance manager.

Initial Public Offering

On June 23, 2020, we completed our IPO, whereby we issued 12,650,000 of our common shares, including the exercise in full by the underwriters of their option to purchase up to 1,650,000 additional common shares, for aggregate net proceeds of $232.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $3.2 million. Our shares began trading on the Nasdaq Global Select Market under the ticker symbol “RPTX” on June 19, 2020. Upon closing of our IPO, all outstanding preferred shares converted into 21,558,393 common shares and the outstanding warrant was automatically exercised into 750,000 common shares.

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

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement with Bristol Myers Squibb, pursuant to which we and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. We are providing Bristol Myers Squibb access to a selected number of our existing screening campaigns and novel campaigns. We are responsible for carrying out early stage research activities directed to identifying potential targets for potential licensing by Bristol Myers Squibb. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. In the event that Bristol Myers Squibb elects to obtain an exclusive license for the subsequent development, manufacturing and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities. As part of the agreement, Bristol Myers Squibb paid us an initial upfront fee payment of $50.0 million and made an equity investment of $15.0 million in our Company. We will also be eligible to receive up to $3.0 billion in total milestones across all potential programs. Such milestones consist of $301.0 million in total milestones per program subject upon the achievement of certain specified research, development, regulatory and commercial milestones. The $50.0 million upfront payment has been recorded as deferred revenue on our balance sheet as of September 30, 2020 as per our revenue recognition accounting policy and is expected to be partially recognized at the point in time when option licenses are exercised by Bristol Myers Squibb, with the remainder to be recognized on a proportional performance basis over the period of service for research services.

Collaboration Agreement with Ono Pharmaceutical Company Ltd.

In January 2019, we entered into a research services, license and collaboration agreement with Ono Pharmaceutical Company Ltd., or Ono, pursuant to which we and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. Pursuant to the terms of the agreement, we received initial upfront payments of approximately $8.1 million. These upfront payments have been recorded as deferred revenue on our balance sheet as of December 31, 2019 and September 30, 2020 as per our revenue recognition accounting policy and will be recognized as revenue at the point in time when a product candidate is licensed to Ono pursuant to the terms of the agreement.

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

Costs for certain activities are recognized based on an evaluation of the progress to completion of specific tasks using data such as information provided to us by our vendors and analyzing the progress of our studies or other services performed. Significant judgment and estimates are made in determining the accrued expense or prepaid balances at the end of any reporting period.

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

The following table summarizes our research and development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020*	2019*
	(in thousands)
Discovery costs
Direct external costs	$2,253	$1,974	$5,916	$5,264
Laboratory supplies and research materials	960	767	2,592	2,347
Personnel related costs	1,645	1,086	4,714	3,254
Facilities related costs	263	127	578	408
Other costs	437	310	1,322	1,190
	5,558	4,264	15,122	12,463
Development
RP-3500 program (direct external costs)	2,332	986	7,885	1,101
RP-6306 program (direct external costs)	919	—	1,747	—
Personnel related costs	1,300	415	2,921	618
Facilities related costs	82	40	217	70
Other costs	102	65	365	321
	4,735	1,506	13,135	2,110
R&D tax credits	(202)	(152)	(583)	(399)
Total research and development costs	$10,091	$5,618	$27,674	$14,174

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

General and Administrative Expenses

General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, share-based compensation and other related costs, as well as expenses for outside professional services, including legal, accounting and audit services and other consulting fees, rent expense, directors and officers insurance expenses, investor and public relations expenses and other general administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and directors and officers insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense), Net

Other income (expense), net consists primarily of changes in the fair value of convertible notes and Series A preferred share tranche obligations, as well as realized and unrealized gains and losses on foreign exchange, interest income earned on cash in current bank accounts and other expenses such as interest and bank charges.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development, net of tax credits	$10,091	$5,618	$4,473
General and administrative	3,996	1,250	2,746
Total operating expenses	14,087	6,868	7,219
Loss from operations	(14,087)	(6,868)	(7,219)
Other income (expense), net:
Realized and unrealized gain (loss) on foreign exchange	290	(152)	442
Change in fair value of Series A preferred share tranche obligation	—	(637)	637
Interest income	156	—	156
Other expense	(4)	(2)	(2)
Total other income (expense), net	442	(791)	1,233
Loss before income taxes	(13,645)	(7,659)	(5,986)
Income tax expense	(106)	(29)	(77)
Net loss and comprehensive loss	$(13,751)	$(7,688)	$(6,063)

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $10.1 million for the three months ended September 30, 2020, compared to $5.6 million for the three months ended September 30, 2019. The increase of $4.5 million was primarily due to:

•

a $2.6 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards identifying a product candidate in our RP-6306 CCNE1-SL inhibitor program and advancing the development of RP-3500;

•	a $1.4 million increase in personnel-related expenses in support of our increased discovery and development activities;
•	a $0.2 million increase in laboratory supplies and research materials; and
•	a $0.3 million increase in other research and development costs.

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended September 30, 2020, compared to $1.3 million for the three months ended September 30, 2019. The increase of $2.7 million consisted of (i) a $0.8 million increase in payroll and personnel related costs, (ii) a $0.2 million increase in legal and professional fees, (iii) a $1.6 million increase in D&O insurance costs and (iv) a $0.3 million increase in other general and administrative expenses, related to costs associated with operating activities and the preparations for becoming and now operating as a public company, partially offset by a decrease of $0.2 million in travel related expenses as a result of COVID-related travel restrictions.

Other Income (Expense), Net

Other income, net was $0.4 million for the three months ended September 30, 2020, compared to other expense, net of $0.8 million for the three months ended September 30, 2019. The difference of $1.2 million was primarily attributable to (i) a decrease of $0.6 million in the change in fair value of the Series A preferred share tranche obligation, (ii) an increase of $0.4 million in unrealized gains on foreign exchange as a result of fluctuations in foreign exchange rates, as well as higher foreign currency-denominated cash, other receivables and research and development tax credits receivable balances held in the third quarter of 2020, and (iii) an increase of $0.2 million in interest income related to interest earned on cash balances in our current bank accounts. From December 31, 2019 to September 30, 2020, the relative value of the U.S. dollar to the Canadian dollar increased by approximately 3%.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended September 30, 2020, compared to $0.03 million for the three months ended September 30, 2019, reflecting taxable income in our U.S. subsidiary.

Net Loss

We had net losses of $13.8 million and $7.7 million for the three months ended September 30, 2020 and 2019, respectively.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Operating expenses:
Research and development, net of tax credits	$27,674	$14,174	$13,500
General and administrative	9,551	3,358	6,193
Total operating expenses	37,225	17,532	19,693
Loss from operations	(37,225)	(17,532)	(19,693)
Other (expense) income, net:
Realized and unrealized (loss) gain on foreign exchange	(846)	147	(993)
Change in fair value of Series A preferred share tranche obligation	—	(1,337)	1,337
Interest income	156	—	156
Other expense	(10)	(5)	(5)
Total other expense, net	(700)	(1,195)	495
Loss before income taxes	(37,925)	(18,727)	(19,198)
Income tax expense	(229)	(158)	(71)
Net loss and comprehensive loss	$(38,154)	$(18,885)	$(19,269)

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $27.7 million for the nine months ended September 30, 2020, compared to $14.2 million for the nine months ended September 30, 2019. The increase of $13.5 million was primarily due to:

•

a $9.2 million increase in direct external costs for both discovery and development activities as a result of our increased efforts towards identifying a product candidate for our RP-6306 CCNE1-SL inhibitor program and advancing the development of RP-3500;

•	a $3.8 million increase in personnel related expenses in support of our increased discovery and development activities;
•	a $0.2 million increase in laboratory supplies and research materials as a result of our increased efforts towards identifying a product candidate; and
•	a $0.3 million increase in other research and development costs.

General and Administrative Expenses

General and administrative expenses were $9.6 million for the nine months ended September 30, 2020, compared to $3.4 million for the nine months ended September 30, 2019. The increase of $6.2 million consisted of (i) a $1.4 million increase in payroll and personnel related costs, as well as (ii) a $1.6 million increase in legal and professional fees, (iii) a $2.2 million increase in D&O insurance costs and (iv) a $1.5 million increase in other general and administrative expenses, related to costs associated with operating activities and the preparations for becoming and now operating as a public company, partially offset by a decrease of $0.5 million in travel related expenses as a result of COVID-related travel restrictions.

Other Expense, Net

Other expense, net was $0.7 million for the nine months ended September 30, 2020, compared to $1.2 million for nine months ended September 30, 2019. The decrease of $0.5 million in other expenses is primarily attributable to (i) a $1.3 million decrease in changes in the fair value of the Series A preferred share tranche obligation and (ii) a $0.2 million increase in interest income related to cash balances in our current bank accounts, partially offset by an increase of $1.0 million in unrealized losses on foreign exchange as a result of fluctuations in foreign exchange rates, as well as higher foreign currency-denominated cash, other receivables and research and development tax credits receivable balances held. From December 31, 2019 to September 30, 2020, the relative value of the U.S. dollar to the Canadian dollar increased by approximately 3%. Our net financial position exposure to Canadian dollar-denominated cash balances, research and development tax credits receivable, other receivables, accounts payable, accrued expenses and other current liabilities as well as operating lease liabilities amounted to CA$6.8 million as at September 30, 2020.

Income Tax Expense

Income tax expense was $0.2 million for each of the nine months ended September 30, 2020 and 2019, reflecting taxable income in our U.S. subsidiary.

Net Loss

We had net losses of $38.2 million and $18.9 million for the nine months ended September 30, 2020 and 2019, respectively.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting discounts and commissions and offering expenses of $3.2 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also partnered with Ono for our Polθ inhibitor program and Bristol Myers Squibb for research and development of potential new product candidates for the treatment of cancer and received initial upfront payments of approximately $58.1 million in the aggregate. September 30, 2020

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved product candidates and we will continue to incur additional costs associated with operating as a public company. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities.

As of September 30, 2020, our cash and restricted cash on hand was $348.1 million. We believe that our existing cash on hand will be sufficient to fund our anticipated operating and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2020	2019	Change
	(in thousands)
Net cash provided by (used in) operating activities	$6,863	$(9,083)	$15,946
Net cash used in investing activities	(516)	(561)	45
Net cash provided by financing activities	247,553	103,243	144,310
Effect of exchange rate fluctuations on cash held	(830)	407	(1,237)
Net increase in cash and restricted cash	$253,070	$94,006	$159,064

Operating Activities

Net cash provided by operating activities was $6.9 million for the nine months ended September 30, 2020, reflecting a net loss of $38.2 million, offset by a net change of $41.6 million in our net operating assets and non-cash charges of $3.5 million. The non-cash charges primarily consist of unrealized foreign exchange losses, as well as depreciation expense, share-based compensation expense for option grants to employees, non-cash lease expense and non-cash interest income recognized in net loss. The change in our net operating assets and liabilities was primarily due to an increase of $50.0 million in deferred revenue as a result of the upfront payment received from Bristol Myers Squibb pursuant to the collaboration and license agreement entered into in the second quarter of 2020, as well as a $3.8 million increase in accrued expenses and income taxes payable, and a $0.1 million decrease in other non-current assets, partially offset by an increase of $10.8 million in prepaid expenses and other current assets, other receivables, research and development tax credits receivable and deferred tax asset, as well as a $1.6 million decrease in accounts payable and operating lease liabilities.

Net cash used in operating activities was $9.1 million for the nine months ended September 30, 2019, reflecting a net loss of $18.9 million, offset by a net change of $8.0 million in our net operating assets and non-cash charges of $1.8 million. The non-cash charges primarily consist of depreciation expense, share-based compensation expense for option grants to employees, changes in the fair value of the Series A preferred share tranche obligation, non-cash lease expense, as well as foreign exchange gains and losses. The change in our net operating assets and liabilities was primarily due to an increase of $8.1 million in deferred revenue from the upfront payments received from Ono pursuant to the terms of our collaboration agreement, as well as an increase of $1.6 million in accounts payable, accrued expenses and other current liabilities, income taxes payable and short-term lease liabilities, partially offset by an increase of $1.6 million in other receivables, research and development tax credits receivable, prepaid expenses and other current assets and deferred tax asset, as well as a decrease of $0.2 million in long-term lease liabilities.

The $15.8 million increase in cash provided by operating activities for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 is primarily due to the $50.0 million upfront payment received from Bristol Myers Squibb in the second quarter of 2020 pursuant to our collaboration and license agreement, as well as an increase in research and development expenses and general and administrative expenses as a result of our increased efforts towards identifying a product candidate in our RP-6306 CCNE1-SL inhibitor program and advancing the development of RP-3500 and an increase in accrued expenses and other current liabilities, partially offset by the $8.1 million upfront payment received from Ono in the first quarter of 2019 under the terms of our collaboration agreement for our Polθ inhibitor program, as well as an increase in prepaid expenses and other current assets as a result of D&O insurance costs.

Investing Activities

Net cash used in investing activities was $0.5 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively, and resulted primarily from the purchases of property and equipment during these periods.

Financing Activities

Net cash provided by financing activities was $247.6 million for the nine months ended September 30, 2020, consisting primarily of net proceeds from our IPO and the issuance of a warrant in the second quarter of 2020. Net cash provided by financing activities was $103.2 million for the nine months ended September 30, 2019, consisting of net proceeds from the issuance of our Series A and Series B preferred shares.

Effect of Exchange Rate Fluctuations on Cash Held

The effect of exchange rate fluctuations on cash held was a loss of $0.8 million and a gain of $0.4 million for the nine months ended September 30, 2020 and 2019, respectively, and resulted from fluctuations in foreign exchange rates, as well as higher foreign currency-denominated cash balances held in the first nine months of 2020 compared to the first nine months of 2019. From December 31, 2019 to September 30, 2020, the relative value of the U.S. dollar to the Canadian dollar increased by approximately 3%. As at September 30, 2020, our Canadian dollar-denominated cash balance was CA$10.1 million.

Contractual Obligations and Commitments

In June 2020, we procured D&O insurance for a total aggregate premium of $6.4 million, which payment was made in July 2020. Other than our procurement of D&O insurance, there were no material changes to our contractual obligations and commitments during the three months ended September 30, 2020 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Prospectus.

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

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the three and nine months ended September 30, 2020, we earned $0.2 million in interest income from cash balances held in interest bearing bank accounts. We do not enter into investments for trading or speculative purposes.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Income items and expenses are translated using the average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, research and development tax credits receivable, other receivables, restricted cash, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our Canadian dollar net exposure as of September 30, 2020, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in an increase of approximately $0.5 million on our net loss.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company founded in 2016, and our operations to date have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential synthetic lethal, or SL, gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and clinical development, including continuing our open-label Phase 1/2 clinical trial of RP-3500, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant operating losses since our inception in 2016. Our net loss was $38.2 million for the nine months ended September 30, 2020 and $7.8 million, $14.3 million and $27.2 million for the years ended December 31, 2017, 2018 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $88.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2020, our cash and restricted cash was $348.1 million. We will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

As of September 30, 2020, we had 79 full-time employees, including 64 employees engaged in research and development. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Based upon our common shares outstanding as of September 30, 2020, our executive officers, directors and shareholders who own more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 75% of our common shares. If our executive officers, directors and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

As of September 30, 2020, we had 36,765,013 common shares outstanding. Upon completion of our IPO, the 12,650,000 common shares sold in the IPO became freely tradable, and approximately 24,018,085 common shares will be available for sale in the public market in December 2020 following the expiration of lock-up agreements entered into by our shareholders in connection with the IPO. The representatives of the underwriters for our IPO may agree to release these shareholders from their lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market. Sales of a substantial number of such shares upon expiration of the lock-up agreements, the perception that such sales may occur, or early release of restrictions in the lock-up agreements, could cause the market price of our common shares to fall or make it more difficult for you to sell your shares at a time and price that you deem appropriate.

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

None.

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

The aggregate net proceeds to us from the IPO were $232.0 million, after deducting underwriting discounts and commissions and offering expenses payable by us of $3.2 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

There has been no material change in the use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated June 18, 2020 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on June 19, 2020.

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020
3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020
10.1*	Second Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics Inc. and Bristol-Myers Squibb Company, dated September 24, 2020.
10.2*	Second Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 11, 2020.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

REPARE THERAPEUTICS INC.

Date: November 12, 2020	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2020	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)