Form 10-K
period 2020-12-31
Repare Therapeutics Inc.
filed 2021-03-04
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39335

Repare Therapeutics Inc.

(Exact name of Registrant as specified in its Charter)

Québec	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7210 Frederick-Banting, Suite 100 St-Laurent, Québec, Canada	H4S 2A1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 412-7018

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, no par value	RPTX	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the registrant’s common shares held by non-affiliates was $703,850,221 as of June 30, 2020, based on a total of 22,690,207 common shares held by non-affiliates and a closing price of $31.02 as reported on The Nasdaq Stock Market on June 30, 2020. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be an admission that such officers, directors and 10% beneficial owners are, in fact, affiliates of the registrant.

The number of shares of registrant’s common shares outstanding as of March 1, 2021 was 36,904,446.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2021 annual meeting of shareholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

i

SUMMARY RISK FACTORS

Investing in our common shares involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
•

We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce, or terminate certain of our product development programs or other operations.

•

We are very early in our development efforts. If we are unable to advance RP-3500, RP-6306 or any of our other product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize RP-3500, RP-6306 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.

•

Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, and in particular, our lead product candidate, RP-3500. If we are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.

•

The effects of health epidemics, including the ongoing COVID-19 coronavirus pandemic, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies and clinical trials. The COVID-19 pandemic could materially affect our operations, including at our offices in Montréal and in the Boston Metro Area, which are currently subject to executive orders, and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.

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

•

Synthetic lethality represents an emerging class of precision medicine targets, and negative perceptions of the efficacy, safety, or tolerability of this class of targets, including any that we develop, could adversely affect our ability to conduct our business, advance our product candidates or obtain regulatory approvals.

•

We may not be successful in applying our SNIPRx platform to discover synthetic lethality targets with therapeutic and commercial potential or in the discovery and development of commercially viable product candidates for us or our collaborators.

•

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our ongoing trials with the genomic alterations that these trials are designed to target.

•	We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than us.
•

We rely on third parties to supply and manufacture our product candidates, and we expect to continue to rely on third parties to manufacture our products, if approved. The development of such product candidates and the commercialization of any products, if approved, could be stopped, delayed, or made less profitable if any such third party fails to provide us with sufficient quantities of product candidates or products or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

•

Our success depends in part on our ability to obtain intellectual property rights for our proprietary technologies and product candidates, as well as our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

•	Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
•	The trading price of our common shares has been and is likely to continue to be volatile and fluctuate substantially.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future financial condition, future operations, research and development costs, plans and objectives of management, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “design,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “positioned,” “potential,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain.

The forward-looking statements in this Annual Report include, among other things, statements about:

•

the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and related preparatory work and the period during which the results of the trials will become available, as well as our research and development programs;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to obtain regulatory approval of RP-3500, RP-6306 and any of our current and future product candidates that we develop;
•	our ability to identify and develop additional product candidates using our SNIPRx platform;
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
•

the timing of completion of enrollment and availability of data from our current preclinical studies and clinical trials, including our Phase 1/2 clinical trial of RP-3500 and our Phase 1 clinical trial of RP-6306;

•	the expected timing of filings with regulatory authorities for any product candidates that we develop;
•	our expectations regarding the potential market size and the rate and degree of market acceptance for any product candidates that we develop;
•	the effects of competition with respect to RP-3500, RP-6306 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•	our ability to fund our working capital requirements;
•	our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates;
•	our financial performance and our ability to effectively manage our anticipated growth;
•	our ability to obtain additional funding for our operations; and
•	other risks and uncertainties, including those listed under the section titled “Risk Factors” in this Annual Report.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the impact of the COVID-19 pandemic on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results in this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances.

PART I

Item 1. Business.

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our lead product candidate, RP-3500, a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase). In July 2020, we began dosing patients in our Phase 1/2 clinical trial of RP-3500. In addition, in November 2020, we announced the advancement of our CCNE1 synthetic lethal inhibitor (now designated RP-6306) program into Good Laboratory Practice, or GLP, toxicology studies. We anticipate initiating a Phase 1 clinical trial for RP-6306 in the second quarter of 2021, representing a further acceleration of timing for trial start from our previously announced guidance.

We believe our powerful SL-based approach to the development of new precision oncology therapeutics has multiple potential benefits:

•	Ability to address previously untargetable tumor biology, including, for example, loss-of-function mutations;
•	Enhanced benefit-risk profile, by precisely targeting tumor cells with the defined mutation while sparing normal, non-cancerous cells;
•	Genetic stratification of patients, potentially enabling higher response rates; and
•	Tumor-agnostic approach, focusing on specific genetics and enabling the application to multiple tumor types.

A cornerstone of our company is our SNIPRx platform, which enables us to accurately identify SL gene pairs and the corresponding patients who are most likely to benefit from our therapies based on the genetic profile of their tumors. These differentiated patient selection insights have driven the development of our lead product candidate, RP-3500, which is designed as a selective inhibitor of the DNA repair protein ataxia telangiectasia and Rad3-related protein, or ATR, a kinase that is activated by DNA replication stress. Tumors containing alterations in genes encoding other DNA repair proteins, such as ataxia-telangiectasia mutated kinase, or ATM, are SL with ATR inhibition and were observed to be hypersensitive to RP-3500 in our preclinical models. We believe that the preclinical selectivity and pharmacokinetic properties of RP-3500 support the profile of a differentiated therapy with the potential to enhance anti-tumor activity as compared to third party ATR inhibitors currently in development. Based on our preclinical studies, we believe RP-3500 has the potential to provide therapeutic benefit to identified patient populations both as a monotherapy and in combination with other therapies such as poly (ADP-ribose) polymerase, or PARP, inhibitors.

In addition to RP-3500, we are developing a portfolio of product candidates based on targets identified using our SNIPRx platform to treat cancers with a high unmet medical need. Our second designated program, RP-6306, is focused on a novel target we discovered to be SL with amplification of cyclin E1, or CCNE1, in tumors such as gynecological and upper gastrointestinal malignancies. We anticipate initiating a Phase 1 clinical trial for RP-6306 in the second quarter of 2021.

We are also developing an inhibitor of polymerase theta, or Polθ, which is SL with multiple gene deficiencies found in tumors, including BRCA1 or BRCA2. We anticipate advancing a clinical candidate and initiating IND-enabling studies for this program in the first half of 2022.

The core of our SNIPRx platform is the ability to identify both known and novel SL targets. Our SNIPRx platform begins with a genome-wide CRISPR-based screening approach that utilizes our proprietary isogenic cell lines, which are cell lines that are identical with the exception of a single genomic alteration, to identify SL gene pairs. Our systematic and comprehensive screening approach has been optimized to significantly reduce false negatives, providing the opportunity to identify a larger and more accurate set of SL interactions as compared to what others have reported with CRISPR-based screening technologies.

We have systematically analyzed genomic data from approximately 60,000 tumor samples and identified a current set of 16 clinically relevant tumor genomic alterations, which we refer to as tumor lesions, that are linked to genomic instability. These 16 tumor lesions are present in approximately 30% of tumors. For each of these 16 tumor lesions, we have completed a SNIPRx screen campaign to identify both previously reported and unreported targets that are SL with the tumor lesion of the campaign. The majority of our SNIPRx screen campaigns have identified multiple potential targets, which allows us to prioritize and select targets based on their potential to be amenable to small molecule inhibitors with drug-like properties. Once a SL product candidate is identified, we perform our proprietary SNIPRx Targeted Expansion of Patient Populations, or STEP2, screens to identify additional genomic alterations that are SL to our product candidate. Using these screens, we are able to enrich the patient population in our clinical trials and expand the patient populations that may be addressable with our product candidates.

We are a leader in developing innovative SL therapies and have built our SNIPRx platform based on three primary pillars:

1.	Identify novel SL targets using our proprietary, genome-wide, CRISPR-enabled screening technology against clinically relevant genomic alterations in tumors with high unmet medical need;
2.	Design and synthesize potent and selective small molecule inhibitors of these targets; and
3.	Expand beyond the initial target population based on the additional genomic alterations identified by our proprietary STEP[2] screens that are SL with our inhibitors.

Our Pipeline

We are leveraging our proprietary SNIPRx platform to discover, validate and build a robust pipeline of SL-based therapeutics. Our current pipeline is represented in the diagram below.

Our Corporate History and Team

Our company was founded in 2016 by field-leading academics and Versant Ventures to systematically employ SL insights and platforms and develop new precision oncology medicines. Our co-founder, Daniel Durocher, Ph.D., a principal investigator at the Lunenfeld-Tanenbaum Research Institute, was an early pioneer of genome-wide, SL screening using CRISPR, which formed the framework for our SNIPRx platform. Our other co-founders, Agnel Sfeir, Ph.D. at NYU-Langone Medical Center and Frank Sicheri, Ph.D. at the Lunenfeld-Tanenbaum Research Institute, also played a key role in the development of our company.

We have assembled a highly qualified management team with broad experience in drug discovery and development to execute on our mission to develop novel precision oncology therapies based on SL. Our scientific co-founders and members of our management team collectively have extensive experience in oncology drug discovery and development and are pioneers in the SL field. Our management team includes industry veterans with prior experience at companies such as Pfizer, AstraZeneca, Merck, Bicycle Therapeutics and Clementia Pharmaceuticals. We have an experienced research and development team focused on leveraging our deep expertise and differentiated know-how across genomic target identification, target prioritization and selection, drug discovery chemistry and clinical development to develop highly potent and selective small molecule inhibitors based on SL for the treatment of cancer. In June 2020, our initial public offering, or IPO, raised aggregate net proceeds of $232.0 million, after deducting underwriting discounts and commissions and offering expenses. We also entered into a collaboration and license agreement with Bristol-Meyers Squibb Company in May 2020. As part of the agreement, Bristol Myers Squibb paid us an initial upfront fee payment of $50.0 million and made an equity investment of $15.0 million into our company. Prior to our IPO, we had raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares.

Our Strategy

Our goal is to be the leading biopharmaceutical company developing precision oncology, small molecule therapies based on SL. The key elements of our strategy are to:

•

Advance our lead product candidate, RP-3500, through clinical development by leveraging our differentiated STEP[2] patient selection approach. We designed RP-3500 to have a highly selective and potent profile that may enable it to be a leading inhibitor of ATR, if approved. In July 2020, we began dosing in our open-label Phase 1/2 clinical trial of RP-3500 in patients with advanced tumors that have alterations in the ATM gene or a subset comprised of 16 of the 19 genes identified through our STEP[2] screens, for which recently completed in-vitro studies suggested a higher confidence of success. We believe the design of our trial allows us to enrich the patient population in our trials with those who are most likely to respond to RP-3500. In parallel with the monotherapy dose-escalation portion of the trial, in February 2021, we initiated patient recruitment of the combination therapy arm to evaluate the safety and efficacy of RP-3500 in combination with a PARP inhibitor, talazoparib in the same patient subgroups. We expect preliminary safety and efficacy data for the monotherapy and combination therapy dose escalation phase of the trial in the second half of 2021, which may inform the design, including the targeted patient population, of a future pivotal trial.

•

Continue to advance our preclinical programs into clinical development. In addition to RP-3500, we have two programs in advanced preclinical development. One of these programs, RP-6306, which entered GLP toxicology studies in the third quarter of 2020, is focused on a novel target we discovered using our SNIPRx platform to be SL with CCNE1 amplification in tumors such as gynecological and upper gastrointestinal malignancies. We anticipate initiating a Phase 1 clinical trial for RP-6306 in the second quarter of 2021. We are also developing an inhibitor of Polθ, which is SL with multiple gene deficiencies found in tumors, including BRCA1 or BRCA2. We anticipate advancing a clinical candidate and initiating IND-enabling studies for this program in the first half of 2022.

•

Extend our leading position in SL drug discovery. We have systematically analyzed genomic data from approximately 60,000 tumor samples and have identified a current set of 16 tumor lesions that are linked to genomic instability. This current set of tumor lesions provides us with the opportunity to be among the first to mine this substantial, largely non-overlapping genomic space for new SL gene pairs and develop a robust portfolio of novel targeted therapeutics. We intend to continue leveraging our leading position in the identification of novel oncology SL gene pairs and systematically applying our STEP[2] screens to expand the addressable patient populations for each of our product candidates. We believe our approach will allow us to continue to build a sustainable and long-term pipeline of novel product candidates for the targeted treatment of cancers with high unmet medical need.

•

Opportunistically pursue strategic partnerships to maximize the full potential of our pipeline and SNIPRx platform. The large number of pre-existing mutations affecting genomic stability in tumors combined with the high throughput of our SNIPRx platform has the potential to provide us with an abundance of novel targets. We believe this provides the opportunity to selectively enter into strategic partnerships and leverage our partners’ complementary capabilities. We intend to selectively evaluate partnerships to maximize the long-term value of our research and development portfolio. We believe our recent collaboration with Bristol Myers Squibb highlights the potential broad application of our platform in the search for the next generation of precision oncology medicines.

Background

Targeted Oncology Therapeutics

The first-generation of approved targeted therapies were predominately directed at driver mutations, which target specific types of receptor tyrosine kinases, such as, bcr-abl, EGFR and HER2. This initial class of precision therapies generated approximately $29.4 billion of worldwide sales in 2020 and has largely represented the focus of the targeted oncology sector for the last 20 years. A rapid evolution in the understanding of tumor biology coupled with an improved ability to segment subsets of tumors based on genomic alterations have led to the development of new generations of targeted cancer therapies for a variety of additional tumor-specific genomic abnormalities.

A new generation of targeted oncology therapeutics has recently emerged that transcends single tumor, organ, or histology-targeted cancers. These new therapies are tumor agnostic and are instead targeted at specific genomic alterations that underlie more complex tumor cell vulnerabilities. This has led to the approval of therapies that address specific genomic features of tumors, such as nTRK kinase inhibitors, including larotrectinib, for the treatment of tumors with nTRK gene fusions, and PD1 inhibitors, including pembrolizumab, for the treatment of tumors with microsatellite instability. This emerging trend for tumor-agnostic indications represents a breakthrough in drug development, clinical trial designs, drug approval patterns and speed to market. This new generation of targeted therapies requires diagnostic tools for patient selection but offers substantial benefit to patients across many tumor types.

The speed at which science has uncovered genetic changes associated with tumors has outpaced the discovery and development of precision medicines that can target those alterations. Oncology drug development has been primarily focused on genes with readily druggable alterations that confer new or enhanced protein activity, known as gain-of-function targets, such as EGFR, which represent only 29% of targets in oncology. The remaining 71% of targets have historically been considered undruggable. These include both gain-of-function alterations (approximately 17%), such as CCNE1, as well as loss-of-function alterations (approximately 54%), such as BRCA1. In June 2019, the New England Journal of Medicine referred to SL as a particularly attractive means to target the complex and gene-network oriented relationships associated with this previously undiscovered domain of oncology targets.

The more recent ability to identify a tumor’s genetic vulnerabilities and networks of genes responsible for more complex gene functions underlying many cancers has been enabled through new and disruptive technical breakthroughs in the field including:

•	Clinically-relevant tumor genomic data: the increasing adoption and regulatory acceptance of molecular tumor testing, enabling the accurate profiling of patient tumors;
•	Consolidated and annotated databases: the availability of multiple new and publicly accessible databases that consolidate, analyze, and synthesize new genetic data on tens of thousands of tumors; and
•	Tools to apply emerging genetic knowledge: the emergence of new tools and methodologies, including CRISPR/Cas9, enabling large-scale studies of genetic networks underlying cancer biology.

The Synthetic Lethality Opportunity and Challenge

Synthetic lethality is a powerful approach and opportunity in oncology drug development that combines two key principles in treating patients with cancer through precision oncology: (1) identifying and selecting patient subgroups with specific genomic alterations in tumors that are most likely to benefit from these therapies and (2) improving tolerability and reducing toxicity by not affecting normal, non-cancerous cells.

SL arises when deficiencies in a pair of genes occur simultaneously to result in cell death, but if that deficiency exists in only one gene, the cell will survive. As depicted below, cancer cells that contain an alteration in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair, resulting in cell death, whereas normal cells are not affected by the inhibition of the targeted gene and remain viable.

Illustration of Synthetic Lethality Approach

The first clinically-validated SL gene pair was PARP-BRCA1/2, and based on the efficacy of PARP inhibitors, the SL approach to treating cancer has achieved substantial commercial validation. PARP enzymes regulate critical DNA repair pathways that cancer cells rely on as they grow and divide. PARP inhibition blocks these pathways, preventing DNA repair in cancer cells with a BRCA1/2 alteration and resulting in cancer cell death while sparing normal cells. Multiple PARP inhibitors, including olaparib (AstraZeneca), niraparib (GlaxoSmithKline), talazoparib (Pfizer) and rucaparib (Clovis), have been approved for the treatment of tumors with BRCA and other DNA damage repair alterations, including ovarian, breast and pancreatic cancers. These four drugs generated over $2.4 billion in worldwide sales in 2020 and are expected to reach over $7.1 billion in worldwide sales by 2025.

While SL offers a new route to uncover important gene targets for the treatment of cancers, identifying these SL gene pairs has been a challenge due to the lack of systematic, prospective, and large-scale methods to capture and exploit these gene-gene relationships for new drug discovery and development.

Our Approach: An Overview of Our Drug Discovery and Development Platform

Our SNIPRx platform integrates our deep expertise and differentiated know-how across genomic target identification, target prioritization and selection, drug discovery chemistry and clinical development. Our approach can be divided into six steps, as depicted in the graphic below.

Our Integrated Approach to Drug Discovery and Development

1. Select tumor lesion of interest.

Apply our deep understanding of tumor lesions with a bias for alterations associated with genomic instability and cancers with high unmet medical need.

Since 2016, we have systematically analyzed genomic data from approximately 60,000 tumor samples. We consult with leading oncology clinicians and key advisors to identify cancer types and subtypes where the current standard of care is not adequately improving patient survival. We then prioritize genetic lesions based on various criteria including mutation frequency and the feasibility of identifying lesion-positive patients. Of those, we focus on lesions that are known to directly or indirectly impact processes involved in genomic instability, such as DNA repair and cell cycle regulation.

We identified an initial set of 19 largely mutually exclusive tumor lesions that comprise approximately 30% of tumors, which have narrowed to a current set of 16 genes through recently completed in-vitro studies. These lesions are all linked to genomic instability.

2. Execute SNIPRx screen campaign.

Utilize our SNIPRx screening technology to identify target gene candidates that induce SL in the context of our current set of 16 tumor lesions.

For each of the current 16 tumor lesions we identified, each of which we refer to as an original tumor lesion, we have completed a screen campaign utilizing CRISPR technology and other tools to create proprietary isogenic cell lines, which are pairs of cell lines that are identical with the exception of a single genomic alteration. This allows us to identify, on a genome-wide basis, both known and novel targets that are SL with each original tumor lesion. Our SNIPRx platform has been optimized to both sensitivity and reproducibility, resulting in a significant decrease in false negatives compared to what has been reported with other CRISPR-based screening technologies.

3. Prioritize, select, and validate druggable targets.

Evaluate the multiple SL targets identified for each original tumor lesion.

Our screen campaigns result in the identification of multiple SL targets for each original tumor lesion. We prioritize and select targets to advance into drug discovery based on a systematic and proprietary set of criteria, which include thresholds for biological validation, cellular function, known and likely toxicity, druggability with small molecules, patentability, and the potential for clinical impact versus alternative therapies. Our processes include extensive in vitro, genetic, and in vivo animal validation of targets and comprehensive development of tool compounds for initial pharmacological corroboration.

4. Develop potent and selective inhibitors.

Develop small molecule product candidates that are highly potent and selective and advance them from lead discovery through the identification of a clinical candidate.

We have assembled an internal research team that has extensive experience in small molecule drug discovery with a proven track record of identifying development candidates and delivering them into and through the clinic. Our team has deep in-house capabilities in cell biology, molecular biology, biochemistry, enzymology, medicinal chemistry, computational chemistry, and molecular modeling. We also have proven capabilities in drug metabolism, pharmacokinetic/pharmacodynamics, and absorption, distribution, metabolism, and excretion evaluation, as well as pharmacology, including dedicated in vivo animal facilities to internally drive translational studies for human clinical trials. We believe these capabilities were demonstrated in the discovery and development of RP-3500 and RP-6306.

5. Perform SNIPRx Targeted Expansion of Patient Populations (STEP2) screens.

Expand our potential patient populations beyond those identified by the original SL pair.

Once we have identified a clinical candidate, our STEP2 screens utilize a set of cell lines that, when treated with our clinical candidate, elucidate genes that, when knocked down, cause (hyper) sensitivity to our selected inhibitor. These screens not only confirm the SL relationship with the original tumor lesion, but also identify additional genomic alterations that confer a response to our product candidates and are mutually exclusive from the original tumor lesion. We believe the identification of these new SL pairs allows us to rationally expand our targeted patient populations by enabling us to potentially treat patients with tumors across multiple genomic alterations with the same product candidate.

6. Conduct clinical trials in an enriched patient population.

Design our clinical trials for efficient clinical development.

For our clinical trials, we plan to enroll patients with tumors that contain either the original tumor lesion or any one of the genomic alterations identified by our STEP2 screens. We believe this strategy will allow us to enroll only those patients who are most likely to achieve clinical benefit from our product candidates. In addition, we are prioritizing tumor types for which there are no effective therapies currently available. We plan to evaluate multiple cohorts of patients based on specific genomic alterations, which may enable us to pursue an accelerated regulatory approval pathway for certain targeted patient populations.

Our SNIPRx Platform

The core of our SNIPRx platform is the ability to identify both known and novel SL targets. We believe that our platform and approach provide many key advantages as highlighted below.

•

Designed to Address Previously Untargetable Tumor Biology. Oncology drug development has been primarily focused on genes with readily druggable alterations that confer new or enhanced protein activity, known as gain-of-function targets, such as EGFR, which represent only 29% of targets in oncology. The remaining 71% of targets have historically been considered undruggable. These include both gain-of-function alterations (approximately 17%), such as CCNE1, as well as loss-of-function alterations (approximately 54%), such as BRCA1. Our SNIPRx platform has demonstrated an ability to identify novel SL relationships, including those that address previously untargetable tumor biology.

•

Applies Our Proprietary Genome-wide Library. Genome-scale screens often identify many genes coding for the same protein complex or cellular pathway, thereby increasing confidence in those hits. These screens allow us to screen the entire genome to determine the top hits across all genes, as compared to the more limited druggable gene libraries. In addition, because the definition of what is druggable is continuously evolving, by using genome-scale screens, we are able to mine the results of our existing screens as new therapeutic modalities emerge. Our genome-wide libraries, together with our industrialized and optimized screening approach and technology, result in a significant reduction in false negative hits.

•

Utilizes Isogenic Cell Lines. We believe a key differentiator of our SNIPRx platform is the utilization of thoroughly characterized proprietary isogenic cell lines for our CRISPR-based genome-wide SL screen campaigns. We use normal, non-cancerous cell lines to engineer our isogenic cell models, which enable us to mine for SL interactions between two genes in models with clean genetic backgrounds that have minimal mutations and normal chromosome numbers. We have also developed a proprietary computational algorithm that is specifically designed to identify SL interactions from our isogenic screens. We believe using isogenic cell lines gives us a significant competitive advantage since most SL screening approaches used by others are based on cancer cell line panels, which we believe are less accurate due to their propensity to result in variable data.

•

Focuses on Niche of Genomic Instability. Based on the well-established network of SL interactions in DNA synthesis and repair across model organisms, we have found and believe we will continue to find clear and reproducible SL interactions through our SNIPRx platform. Genomic instability is an early event that underlies all cancer, and many of the genes we screen represent early hits in cancer that may have less heterogeneity in later stage tumors. The genomic instability space is enriched with genes encoding enzymatic activity, which provides us with ample opportunity to identify novel druggable genes for development into small molecule precision oncology therapies. We believe developing product candidates that target genomic instability may lead to durable responses with resulting clinical benefits for patients.

One example that illustrates the power of our SNIPRx platform is a SL screen campaign that we conducted in an isogenic pair of cell lines in which one cell line had a BRCA1 mutation and the other cell line was normal for BRCA1. The results of this screen campaign are graphically depicted below. The top-right quadrant of Graphic A highlights the SL hits resulting from our screen and shows that we were able to identify PARP1 as a SL hit with BRCA1. In addition, two additional sets of genes were identified to be SL with BRCA1: (1) the genes encoding the Fanconi Anemia pathway, which are depicted in purple, and (2) the genes coding for the BLM-RMI1-RMI2 complex, which are depicted in green. The independent identification by our SNIPRx screen campaign of multiple genes within a pathway or complex greatly increases confidence that those are true SL hits. In contrast, external cell panel screens that look for SL hits by comparing a panel of cancer cell lines that have either BRCA1-mutant or normal BRCA1 cell lines do not identify these validated BRCA1 SL genes. As shown in Graphic B below, multiple cancer cell line panel screens utilizing CRISPR or shRNA all failed to identify PARP1 as a SL hit with BRCA1.

SNIPRx Screen Campaign Identifies Both Known and Novel SL Pairs Undetected by Cancer Cell Line Panels

A.	SNIPRx BRCA1 Isogenic SL Screen

B.	External BRCA1 Cell Panel SL Screens

Our First Clinical Program, RP-3500

Overview

Our lead clinical-stage product candidate, RP-3500, is a potent and selective oral small molecule inhibitor of ATR that we are developing for the treatment of tumors with mutations in ATM, which is a SL pair with ATR. ATR is a critical DNA damage response, or DDR, protein that acts as both the master regulator of the response to DNA replication stress, as well as a central effector of the DNA damage checkpoint. Based on the previously published SL relationship between ATR and ATM, ATR has been the target of prior drug discovery efforts, and ATR inhibitors in development have demonstrated promising, durable clinical responses in a small number of patients in early clinical trials. Through our STEP2 screens, we believe that we have more precisely identified and expanded the patient populations that would benefit from RP-3500, which allows us to differentiate and enrich our clinical development strategy as well as address multiple types of solid tumors.

RP-3500 has demonstrated an optimized anti-tumor effect, selectivity, and pharmacokinetics profile in preclinical studies that we believe supports the potential for it to be a leading ATR inhibitor, if approved. We also conducted multiple STEP2 screens in which we confirmed the SL relationship between ATR and ATM and identified an additional 19 genes that are also SL with ATR, potentially expanding the patient populations that may benefit from our product candidate. We announced the initiation of an open-label Phase 1/2 clinical trial of RP-3500 in July 2020. Our Phase 1/2 clinical trial is enrolling patients based on the presence of alterations in ATM or a subset comprised of 16 of the 19 STEP2-identified genomic alterations for which recent in-vitro studies suggested a higher confidence of success. Based on the observed synergistic activity in preclinical models with ATM and STEP2-identified genes, we have also included a combination arm in this trial to evaluate the anti-tumor activity of RP-3500 with a PARP inhibitor, talazoparib. As of the date of this Annual Report, we have activated all ten clinical trial sites in North America and Europe, and we are actively enrolling patients and dosing within the predicted therapeutic range in most of these centers. We expect to report preliminary safety and efficacy data for the monotherapy and combination therapy dose escalation phase of the trial in the second half of 2021.

Mechanism of Action

ATR is a protein kinase that acts at multiple levels of the DDR network. It is activated when problems with ongoing DNA replication are identified, a phenomenon known as DNA replication stress. It uses its kinase activity to stabilize the DNA replication machinery locally and to suppress the initiation of DNA replication globally. As a consequence, ATR prevents the formation of DNA damage when DNA replication is stressed. In addition to these roles, ATR also restrains cell cycle progression when it is activated, a phenomenon known as the DNA damage checkpoint. ATR is one member of an extensive network of proteins that serve to recognize early stages of DNA damage, prevent replication from proceeding through these damaged sites and repair the damage. Cancer cells with alterations in genes encoding this network of DDR proteins are highly dependent on ATR for survival. ATR’s central role in the regulation of replication stress has led to the development of multiple ATR inhibitors that have demonstrated durable responses in early clinical trials.

The ATM-ATR Synthetic Lethality

ATM is a DDR protein related to ATR that is responsible for sensing and signaling DNA double-strand breaks. Our ATM SNIPRx screen campaign confirmed that ATM-deficient cells rely on ATR activity for survival. ATM orchestrates the response to double-strand break repair and thus, ATM-deficient tumors have an impaired response to DNA breaks. Inhibition of ATR compromises the stabilization of DNA replication forks and is associated with increases in DNA double-strand breaks that would normally be detected and signaled for repair by ATM. SL screens conducted by us and others have identified that ATR is SL with ATM, making cancer cells that are deficient in ATM highly sensitive to killing by ATR inhibitors. An overview of the ATM-ATR SL relationship is illustrated below.

Mechanism of ATM-ATR Synthetic Lethality

The gene encoding for ATM is frequently mutated in cancer. An analysis of sequence data collected as part of The Cancer Genome Atlas, or TCGA, found that between 1% and 4% of solid tumors, such as breast, bladder, pancreatic and lung cancers, have deficiencies in ATM, as depicted in the graph below.

Top 10 Tumor Types with Highest Prevalence of ATM Deficiency

Clinical Validation of ATR Inhibitors in ATM-Deficient Tumors

Three ATR inhibitors in development by third parties have been evaluated in clinical trials either as a monotherapy or in combination with DNA-damaging chemotherapy drugs, ionizing radiation, immune checkpoint blockers or PARP inhibitors, in advanced solid tumors and hematological malignancies. Data published to date from these trials support the preclinical observations of the SL of ATR inhibitors in ATM-deficient cancers. For example, in a clinical trial conducted by Merck Serono of its ATR inhibitor, a patient with colorectal cancer containing a mutation in ATM reported a complete response. Additional proof-of-concept for the clinical relevance of the SL link between ATR and ATM was reported recently in Cancer Discovery in September 2020 based on data from Bayer’s Phase 1 clinical trial of its ATR inhibitor. This dose-escalation trial evaluated Bayer’s ATR inhibitor as a monotherapy in patients with advanced metastatic solid tumors that were resistant or refractory to standard treatment. Of thirteen evaluable patients who received Bayer’s ATR inhibitor at doses of 40 mg or greater twice a day, four patients, all of whom had tumors with mutations in ATM, had a durable tumor response. Additional clinical evidence indicates that the patient population that could benefit from an ATR inhibitor is not limited to ATM deficiency. This was documented for the BAY 1895344 study as well as for AZD6738, the AstraZeneca ATR inhibiter used as monotherapy without patient selection based on genomic tumor alterations. Results from this trial, reported at the ESMO Congress 2019 by Dillon, indicated that the three responding patients had normal ATM protein expression, which suggests that additional genomic tumor alterations may also be sensitive to ATR inhibition.

Our Solution, RP-3500

We identified ATR as one of the SL targets through our SNIPRx screen campaign of ATM and selected ATR as a target for our lead product candidate, RP-3500, based on:

(i)	existing third party clinical and preclinical support for the potential of ATR inhibition as a precision oncology therapy;
(ii)	our ability to design an ATR inhibitor with enhanced chemical properties, such as potency and selectivity; and
(iii)	the results of our STEP[2] screens, which identified 19 additional genomic alterations beyond ATM deficiency to be SL with ATR, facilitating the expansion of the addressable patient populations.

We designed RP-3500 as an oral small molecule ATR inhibitor with increased potency and a similar or improved selectivity profile compared to other known ATR inhibitors. RP-3500 has demonstrated a favorable pharmacokinetic profile in multiple preclinical models, including rodent and canine, and a distribution, metabolism and excretion profile that suggests a low potential for drug-drug interactions in the clinic. The clinical trial of RP-3500 in patients with recurrent cancers is ongoing.

Our STEP2 screens have generated proprietary patient selection insights that we believe provide the rationale to expand the potential patient populations addressable by RP-3500 beyond patients with tumors carrying ATM genetic defects. We have identified 19 genomic alterations, in addition to ATM deficiency, that confer sensitivity to RP-3500. This 19 gene set, which we refer to as our STEP2-identified genes, includes several novel genes that have not been previously reported as rendering sensitivity to ATR inhibitors. In addition, many of the genes we have selected do not overlap with previously identified genes in the homologous recombination defect panel, which is utilized to identify patients for treatment with PARP inhibitors and is currently used by others to test for sensitivity to ATR inhibitors. Furthermore, our STEP2 screens demonstrated that two genes previously reported by others to be sensitive to ATR inhibition were not sensitive and hence, those genes were excluded from our set of STEP2-identified genes.

The sensitivity and accuracy of our STEP2 screens enable the identification of several novel gene alterations, including certain genes that are not yet included in commercially available Next Generation Sequencing cancer panels or CLIA-validated panels used in large academic centers. For our Phase 1/2 clinical trial, we identified and partnered with multiple large, leading clinical centers globally where tumor sequencing is a component of standard of care. These centers’ panels are validated and sufficiently large to accommodate screening for alterations in ATM or our STEP2-identified genes. These panels include the majority, and in the case of whole genome or whole exome sequencing, all of these genes. For genes that are not available on certain panels at a particular clinical site, we have identified surrogate genes that are co-deleted with the STEP2 genes and have an approximately 30% to 80% probability of concomitant loss, which we believe has and will provide sufficient enrichment for our clinical trial. By working in collaboration with our clinical partners to access their existing patient databases, we believe that we will be able to efficiently identify existing and new patients who may be eligible for our clinical trial.

Based on the prevalence of ATM deficiencies and our STEP2-identified genomic alterations across various solid tumors, as shown in the graph below, we believe that RP-3500 has the potential to benefit a significant number of patients representing a large unmet medical need.

Top 10 Tumor Types with Highest Prevalence of ATM Deficiency or 16 STEP2 Genomic Alterations

As part of our development strategy for RP-3500, we are evaluating the potential anti-tumor activity of RP-3500 in combination with an approved PARP inhibitor based on the synergies we have observed in our preclinical studies. PARP inhibitors lead to the stabilization of PARP-DNA complexes that block the progression of replication forks. ATR activity stabilizes the DNA replication forks that are destabilized by PARP inhibition and inhibition of ATR causes stalled replication forks to collapse and form cytotoxic DNA double-strand breaks. As a consequence, ATR inhibition can potentiate the cytotoxic effects of PARP inhibitors. We note that this phenomenon is particularly prominent under conditions where some cancer-relevant DDR genes, such as those identified through our STEP2 screens, are inactivated, thereby creating a potential therapeutic window.

Preclinical Data: Monotherapy

We observed RP-3500 to have a favorable tolerability and pharmacokinetics profile across multiple preclinical studies and animal models, which we believe supports advancing the product candidate into clinical trials. In a preclinical study, we evaluated continuous daily dosing of RP-3500 in a colon cancer xenograft model with CW-2 cancer cells, which contain an inactivating mutation in ATM that confers sensitivity to ATR inhibition. In this study, we injected mice with tumor cells and waited for tumor growth to approximately 200 mm3 before initiating daily dosing over a period of 14 days with vehicle, RP-3500 at its maximum tolerated dose, or MTD, of 10 mg/kg/day, or Bayer’s ATR inhibitor product candidate, BAY1895344, at what we determined to be its MTD of 35 mg/kg/day (n=10 mice per group). Both RP-3500 and BAY1895344 demonstrated statistically significant suppression of tumor growth as compared to vehicle. Importantly, we observed statistically significant higher suppression of tumor growth with RP-3500 as compared to BAY1895344 (p=0.018). Body weight loss as a measurement of tolerability was similar for both compounds in this study.

Statistically Significant Tumor Growth Suppression in Colon Cancer Model

In another preclinical study using an intermittent dosing schedule, we evaluated RP-3500 in comparison to BAY1895344 in a Granta-519 mantle cell lymphoma xenograft model. Similar to CW-2 cancer cells, Granta-519 cancer cells also contain an inactivating mutation in ATM that confers sensitivity to ATR inhibition. In this study, we injected mice with tumor cells and waited for tumor growth to approximately 150 mm3 before initiating intermittent dosing with vehicle or either treatment (n=9 mice per group). We observed that both RP-3500 and BAY1895344 exhibited tolerability at higher doses when administered on a three days per week schedule than their respective MTDs from the daily dosing CW-2 colon cancer study. The MTDs utilizing this intermittent dosing schedule were determined to be 30 mg/kg daily for RP-3500 and 50 mg/kg twice-daily for BAY1895344. Both agents demonstrated similar and significant suppression of tumor growth in this model without body weight loss. However, significant anemia, or hematocrit reduction, was observed in mice treated with BAY1895344 (p=0.0002), whereas we did not observe these tolerability issues with RP-3500, which we believe supports our hypothesis of a favorable tolerability profile for RP-3500.

RP-3500 Exhibits Tumor Growth Suppression Without Significant Anemia

Measured as Hematocrit in Mantle Cell Lymphoma Model

Preclinical Data: Combination Therapy with PARP

Of our 19 STEP2-identified genes for RP-3500 as a monotherapy, we have identified a subset of genes that are particularly sensitive to the combination of RP-3500 and PARP inhibitors. The graphs below illustrate two examples of this subset of genes where synergy was demonstrated between RP-3500 and PARP inhibitors.

Significant Synergy Demonstrated by Combination of RP-3500 and PARP Inhibitors

+/+:	Wild Type
-/-:	Genomically altered

We observed in vitro killing of cells carrying this subset of genomic alterations at low concentrations of both compounds, whereas only a minimal effect was seen on control wild-type cells. Based on this finding, we believe that the combination of RP-3500 with lower doses of PARP inhibitors could lead to efficient anti-tumor activity while potentially addressing the tolerability issues observed with PARP inhibitors, where a majority of patients in clinical trials of niraparib and talazoparib required a dose reduction or interruption in dosing. We are currently exploring the ATR-PARP inhibitor synergy in additional ongoing studies in xenograft models.

Preclinical Validation of STEP2 Screens

Through our STEP2 screens of ATR inhibitors, we confirmed the SL relationship between ATR and ATM and identified an additional 19 genomic alterations that confer sensitivity to RP-3500. In follow-up studies with cancer cell line pairs, in which the only difference is the inactivation of the target genes, we are confirming the sensitivity of these genomic alterations to RP-3500, and this extensive validation effort is still being expanded. We are also creating xenograft models using both the parent cell lines and the inactivated cell line. In such a model using one of the STEP2-identified genes, RP-3500 led to statistically significant suppression of tumor growth, whereas it had no anti-tumor effect in tumors created with wild-type parent cells, as shown in the model below.

Tumor Growth Suppression in a STEP2 Gene Deficient (-/-) Xenograft Model vs.

No Effect in Tumor with Wild-Type (+/+) STEP2 Gene

Ongoing Phase 1/2 Trial

In July 2020, we initiated our open-label Phase 1/2 clinical trial of RP-3500 as both a monotherapy and in combination with talazoparib, an approved PARP inhibitor. The trial is designed to evaluate the oral administration of RP-3500 in patients with advanced recurrent tumors of different histologies with ATM loss-of-function or a subset comprised of 16 of the 19 STEP2-identified genomic alterations, for which recent in-vitro studies suggested a higher confidence of success.

In the ongoing monotherapy dose escalation phase of our trial, we are evaluating the dosing regimen and safety of RP-3500 to establish the recommended dose for the expansion phase of the trial. In three expansion cohorts, each of which has been designed to enroll patients based on ATM loss-of-function or different STEP2-identified genomic alterations, we will assess the preliminary efficacy of RP-3500 at the recommended dose and schedule. In parallel with the monotherapy dose escalation phase, the trial is designed to enroll a separate arm to evaluate RP-3500 in combination with talazoparib, an approved PARP inhibitor. An efficacy evaluation is performed every six weeks for the first five months and every nine weeks thereafter. As of the date of this Annual Report, we have activated all ten clinical trial sites in North America and Europe and most are actively enrolling patients. We observed initial signs of biological activity, which allowed us to expand the enrollment of patients into planned additional schedules. In February 2021, we initiated recruitment of patients for the combination arm of the trial. We expect to report preliminary safety and efficacy data for the monotherapy and combination therapy dose escalation phase of the trial in the second half of 2021, which may inform the design, including the targeted patient population, of a future pivotal trial.

The design of our Phase 1/2 clinical trial is summarized in the diagram below.

Design of Phase 1/2 Clinical Trial of RP-3500

Our Preclinical Programs

RP-6306, Our Novel CCNE1-SL Inhibitor Program

RP-6306 is a proprietary drug discovery program for tumors with genetic alterations characterized by CCNE1 amplification. We have identified an undisclosed gene and corresponding protein which we have found to be SL with amplifications in the gene for CCNE1. Amplification of CCNE1 is found in many tumor types, including gynecological and upper gastrointestinal malignancies, and these CCNE1-amplified tumors typically do not respond well to platinum or PARP inhibitor treatment. Through our SNIPRx screen campaign for targets that are SL with CCNE1 amplification, we have identified and validated a novel SL gene that we believe has the characteristics of a therapeutic target. We have developed novel and selective inhibitors against the target that have repeatedly demonstrated compelling anti-tumor activity. We announced the advancement of a clinical candidate for this potential first-in-class program into IND-enabling studies in November 2020. We anticipate initiating an open-label Phase 1 clinical trial for this program in the second quarter of 2021, representing a further acceleration of timing for trial start from our previous disclosures. The Phase 1 trial will enroll patients suffering from recurrent tumors characterized by CCNE1 amplification and other genomic alterations which our STEP2 preclinical studies predicted to be sensitive to RP-6306. We are planning to evaluate at least two schedules at which the capsules are given in this dose escalation trial. The primary objective is to establish the recommended Phase 2 dose and schedule for RP-6306 for further studies as monotherapy and assess preliminary safety in patients. An additional trial is planned to evaluate combination with approved anticancer agents.

The gene targeted by RP-6306 has not previously been published as a SL gene pair with CCNE1 amplification, and we are not aware of any advanced drug discovery efforts against this target. In preclinical studies, we observed that the deletion of this gene was well tolerated in wild-type cells, but it caused lethality in isogenic cancer cells that overexpressed CCNE1.

High levels of CCNE1 protein, an activating subunit of cyclin dependent kinase 2, or CDK2, are often observed in patients across multiple tumor types. Deregulation of cell cycle control is thought to be a prerequisite for tumor development, and several studies have demonstrated accelerated entry of cells into the S phase, or DNA synthesis phase, of the cell cycle, due to constitutive, or “always-on,” expression of CCNE1. Such an accelerated entry of cells into the S phase is a common sign of unregulated, cancerous growth. CCNE1 amplification can induce chromosome instability, another sign of cancer, by contributing to inappropriate initiation of DNA replication. Several studies have demonstrated that CCNE1 amplification or constitutive expression is associated with disease progression in various malignancies as well as poor clinical prognosis in patients across multiple cancers, including ovarian, breast, bladder, and colorectal cancer. For example, clinical data from patients with ovarian cancer indicate that those with CCNE1-

amplified tumors have significantly shorter overall survival than those with tumors without CCNE1 amplification, as shown below.

CCNE1 Amplification is Associated with Significantly Shorter Overall Survival in Patients with Ovarian Cancer

CCNE1 amplification is found in 4% of tumors in the pan-cancer TCGA studies. Over 40% of uterine carcinosarcoma cancers and 10% to 20% of ovarian and stomach cancers harbor CCNE1 amplification. Together, these cancers lead to over 40,000 deaths each year in the United States. Additional cancer types also harbor CCNE1 amplification at a lower frequency, including up to 3% to 8% of esophagus, bladder, lung, and pancreatic cancers, as shown below.

Top 10 Tumor Types with Highest Frequency of CCNE1 Amplification

In preclinical studies, RP-6306 demonstrated early in vivo anti-tumor activity in two patient-derived xenograft, or PDX, models with CCNE1 amplification. In the colorectal PDX model, we observed statistically significant tumor growth suppression with an unoptimized version of our CCNE1-SL inhibitor, as shown on the left below. In the pancreatic PDX model, which has a higher level of CCNE1 over-expression, tumor regression was observed with the same compound, as shown on the right below.

CCNE1-SL Inhibitor Demonstrates Tumor Growth Suppression in Patient-Derived Xenograft Models

Future Development Activities

We are currently evaluating additional genes identified through our STEP2 screens for our CCNE1-SL inhibitor candidates that we believe may be SL with our target. Some of the STEP2-identified genes are altered in 5% to 10% of certain cancers, including lung and colon cancers, which we believe is indicative of a potential opportunity to address large patient populations with our CCNE1-SL inhibitor. We announced the advancement of a clinical candidate for this potential first-in-class program into IND-enabling studies in November 2020. We anticipate initiating an open-label Phase 1 clinical trial for this program in the second quarter of 2021, representing a further acceleration of timing for trial start from our previous disclosures. The Phase 1 trial will enroll patients suffering from recurrent tumors characterized by CCNE1 amplification and other genomic alterations which our STEP2 preclinical studies predicted to be sensitive to RP-6306. We are planning to evaluate at least two schedules at which the capsules are given in this dose escalation trial. The primary objective is to establish the recommended Phase 2 dose and schedule for RP-6306 for further studies as monotherapy and assess preliminary safety in patients. An additional trial is planned to evaluate combination with approved anticancer agents.

Polymerase Theta (Polθ) Program

We are developing a small molecule inhibitor of polymerase theta, or Polθ, a SL target associated with BRCA mutations as well as other genomic alterations. This program was initially added to our portfolio through a collaboration with our co-founder, Dr. Agnel Sfeir at NYU-Langone Medical Center, who initially published her early observations on the SL between BRCA and Polθ in Nature in 2016.

Polymerase theta enzyme, or POLQ, is a DNA polymerase enzyme that participates in the repair of double-strand breaks in DNA. Mutations in genes such as BRCA1 and BRCA2 increase the frequency of these breaks, resulting in SL with Polθ. Preclinical studies have shown that inactivation of Polθ both on its own and in combination with PARP inhibitors reduces survival in BRCA-mutated cells, but not in BRCA wild-type cells. BRCA1 and BRCA2 mutations are routinely identified in multiple genetic profiling tests and observed in approximately 1% to 7% of patients with breast and ovarian cancer. However, the frequency of mutations in one of these BRCA genes increases in women with a family history of disease and in certain subpopulations. For example, up to 37% of patients with breast cancer with low estrogen and progesterone receptor expression have BRCA mutations.

BRCA1 and BRCA2 mutations have also been shown in clinical trials to be SL with PARP inhibitors in multiple tumors, such as breast and ovarian cancer. While PARP inhibitors have proven effective in BRCA-mutant tumors, no statistically significant survival benefit has been reported in breast or pancreatic cancer to date, highlighting the potential for other SL targets, such as Polθ, to demonstrate meaningful efficacy as a monotherapy or in combination with PARP inhibitors. We anticipate advancing a clinical candidate and initiating IND-enabling studies for this program in the first half of 2022.

Intellectual Property

We strive to protect and enhance the proprietary technologies, inventions, and improvements that we believe are important to our business, including seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements, platforms, and our product candidates that are important to the development and implementation of our business.

As of December 31, 2020, our patent portfolio included two pending U.S. provisional patent applications, consisting of one application covering CCNE1-SL inhibitors and their use and one application covering uses of CCNE1-SL inhibitors. In addition, our patent portfolio included three pending international applications under the Patent Cooperation Treaty of 1970, or the PCT, two covering RP-3500 and its uses and one covering uses of RP-3500. Our portfolio also includes one pending U.S. non-provisional patent application covering uses of RP-3500.

Our three solely owned PCT applications have composition of matter and method of treatment and use claims covering RP-3500 and its use. Any application, if issued, claiming priority to the first of these PCT applications is expected to expire in 2039, not including any patent term adjustment. Any application, if issued, claiming priority to the second of these PCT applications is expected to expire in 2040, not including any patent term adjustment. Any application, if issued, claiming priority to the third of these PCT applications is expected to expire in 2040, not including any patent term adjustment. Any patent issuing in our solely owned, pending U.S. non-provisional patent application is expected to expire in 2040, not including any patent term adjustment.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product by product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

The PCT is an international patent law treaty that provides a unified procedure for filing patent applications to protect inventions in each of its contracting states. Thus, a single PCT application can be converted into a patent application in any of the PCT-contracting states, and is considered a simple, cost-effective means for seeking patent protection in numerous regions or countries. This nationalization (converting into an application in any of the contracting states) typically occurs 18 months after the PCT application filing date. An applicant must undertake prosecution within the allotted time in each of the contracting states or on a regional basis if it determines to undertake patent issuance in protection in such country or territory. Pursuant to its PCT application, the Company expects to pursue patent protection in the United States.

In addition, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements with our collaborators, employees and consultants and invention assignment agreements with our employees. We also have confidentiality agreements or invention assignment agreements with our collaborators and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our collaborators, employees, and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, or our product candidates or processes, obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future product candidates may have an adverse impact on us. For more information, please see “Risk Factors—Risks Related to Intellectual Property.”

Collaborations and License Agreements

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement, or the agreement, with Bristol-Myers Squibb Company, or Bristol Myers Squibb, pursuant to which we and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer.

We are providing Bristol Myers Squibb access to a selected number of our existing early SNIPRx screening campaigns and novel campaigns. We are responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol Myers Squibb, in accordance with a mutually agreed upon research plan. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable by traditional small molecule approaches. In the event that Bristol Myers Squibb elects to obtain an exclusive license on for the subsequent development, manufacture and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities. The research collaboration will be overseen by a joint steering committee through completion of all research activities.

The agreement has been subsequently amended in July, September and November 2020 to expand our collaboration with Bristol Myers Squibb. We amended the agreement to, among other things: (i) include additional campaigns to the list of Existing Repare Campaigns (as such term is defined in the agreement) from which Bristol Myers Squibb may select campaigns under the agreement, and (ii) enable unblinding of a Bristol Myers Squibb alliance manager in order to streamline the collaboration process.

Under the terms of the agreement, Bristol Myers Squibb paid us an initial upfront fee payment of $50.0 million. In connection with entering into the agreement, we also entered into a warrant agreement with an affiliate of Bristol Myers Squibb pursuant to which we issued a warrant for total proceeds of $15.0 million, which was automatically exercised into 750,000 common shares upon closing of our IPO.

For each of the targets in the collaboration, we are entitled to receive, on a program-by-program basis, option exercise fees ranging in the low six figures depending on the nature of the applicable program. Bristol Myers Squibb has the right to retain rights to certain back-up programs in exchange for a one-time payment in the low eight figures per program. Additionally, we are entitled to receive additional fees ranging in the low to mid seven figures upon the selection of certain programs beyond a specified limit.

Under the agreement, we are entitled to receive up to $3.0 billion in total milestones across all potential programs. Such milestones consist of $301.0 million in total milestones per program, including $176.0 million in the aggregate for certain specified research, development, and regulatory milestones and $125.0 million in the aggregate for certain specified commercial milestones. We are also entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions. Royalties are payable by Bristol Myers Squibb on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country.

On a program-by-program basis, prior to the earlier of such program ceasing to be included under our agreement with Bristol Myers Squibb and expiration of the last to expire royalty term for such program, we, alone and with third parties, are prohibited from researching, developing, manufacturing and commercializing products that are directed to the applicable target for such program.

We also have provided Bristol Myers Squibb with certain, limited rights to first negotiate with us if we determine to divest, license, or collaborate with others regarding certain existing programs, including in the event that we received an unsolicited offer to do so. The right to first negotiation expressly excludes any potential Change of Control transaction (as such term is contractually defined in the agreement).

The agreement will expire, assuming that Bristol Myers Squibb has exercised at least one option for a program, on a licensed product-by-licensed product and country-by-country basis on expiration of the applicable royalty term and in its entirety upon expiration of the last royalty term. Either party may terminate the agreement earlier upon an uncured material breach of the agreement by the other party, or the insolvency of the other party. Additionally, Bristol Myers Squibb may terminate the agreement for any or no reason on a program-by-program basis upon specified written notice.

Research Services, License and Collaboration Agreement with Ono Pharmaceutical Co.

All payments by Ono to us are presented in U.S. dollars. Future payments as disclosed in this summary have been converted to U.S. dollars at the December 31, 2020 exchange rate of $1.00 = 103.25 Japanese yen.

In January 2019, we entered into a research services, license and collaboration agreement, or the Ono Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, pursuant to which we and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. We are primarily responsible for carrying out research activities to identify a product candidate for the program, to be licensed to Ono, in accordance with a mutually agreed upon research plan until the first submission of an IND in the United States or Japan. In the event that Ono elects to collaborate on the subsequent development and commercialization of a proposed product candidate, Ono will then be responsible for such activities in Japan, South Korea, Taiwan, Hong Kong, Macau and certain other Southeast Asian countries, and we will be responsible for such activities in the rest of the world. The collaboration will be overseen by a joint research committee through development candidate selection and a joint steering committee thereafter. Except as set forth below, each party will bear its own expenses in connection with research, development, and commercialization activities under the Ono Agreement.

Under the terms of the Ono Agreement, Ono paid us an initial upfront fee payment of ¥110 million (approximately $1.0 million). Additionally, in connection with the research activities to be conducted by us pursuant to the Ono Agreement, Ono paid us an initial upfront research service payment of ¥790 million (approximately $7.1 million) and has agreed to make research service payments up to an aggregate of ¥750 million (approximately $7.3 million) upon (i) certain specified research triggers and (ii) the election by Ono to collaborate on the development and commercialization of a proposed product candidate. Upon election by Ono to collaborate on a proposed product candidate, Ono shall be responsible for a specified percentage of research and development costs for the IND-enabling studies of the selected product candidate.

Under the Ono Agreement, we are also entitled to receive up to ¥5.11 billion (approximately $49.5 million) in the aggregate for certain specified development and regulatory milestones, ¥12.1 billion (approximately $117.2 million) in the aggregate for certain specified commercial milestones and a tiered percentage royalty on annual net sales in Ono’s territory ranging from high-single digits to low teens, subject to certain specified reductions. Royalties are payable by Ono on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country and the tenth anniversary of the first commercial sale of such licensed product in such country.

During the term of the Ono Agreement, we, alone and with third parties, are prohibited from researching, developing, manufacturing and commercializing products that inhibit or modulate Polθ as a mechanism of action in Ono’s territory (as such term is defined in the Ono Agreement). During the term of the Ono Agreement, Ono, alone and with third parties, is prohibited from researching, developing, manufacturing and commercializing products, other than licensed products, that inhibit or modulate Polθ as a mechanism of action in Ono’s territory.

The collaboration and research obligations of the Ono Agreement may be terminated upon the mutual written consent of both parties on or before the two-year anniversary of the Ono Agreement. The Ono Agreement expires on the date of expiration of all royalty obligations. Either party may terminate the Ono Agreement earlier upon an uncured material breach of the agreement by the other party, the insolvency of the other party, or the initiation of an action challenging the validity or enforceability of a party’s patents. Additionally, Ono may terminate the Ono Agreement for any or no reason on a product-by-product and country-by-country basis upon specified written notice, as well as on a product-by-product basis for safety or efficacy reasons upon abbreviated written notice. Moreover, in the event that we are acquired by a third party and after any such acquisition the acquirer initiates a competing program in Ono’s territory, Ono will have the right to treat such initiation as a material breach.

License Agreement with New York University

In December 2016, we entered into a license agreement with New York University pursuant to which we obtained a worldwide, royalty-bearing, exclusive license under certain current and/or future patents and know-how of New York University to research, develop and commercialize products that are covered by such licensed patents or otherwise modulate Polθ. Upon initial entry into the license agreement, we issued New York University 60,211 common shares in December 2016 as consideration for the license.

In July 2018, we subsequently amended and restated our license agreement with NYU, which we refer to, as amended and restated, as the NYU Agreement. Pursuant to the terms of the NYU Agreement, we are obligated to use reasonable diligence in connection with the research, development, and commercialization of the licensed products (as such term is defined in the NYU Agreement), including specified minimum annual spends on research and development.

Under the terms of the NYU Agreement, we are obligated to pay New York University annual license maintenance fees in the low five figures that are creditable against any milestone payments payable in such year. Additionally, in connection with development, regulatory and commercial activities, we have agreed to make milestone payments of (i) $2.6 million in the aggregate for a product covered by a licensed patent that achieves specified development and sales milestones for the first indication, (ii) $1.3 million in the aggregate for a product covered by a licensed patent that achieves specified development and sales milestones for a second indication, (iii) $575,000 in the aggregate for a product covered by a licensed patent that achieves specified development and sales milestones for each of a third and fourth indication, (iv) $1.3 million in the aggregate for a product that is not covered by a licensed patent that achieves specified development and sales milestones for the first indication, (v) $650,000 in the aggregate for a product that is not covered by a licensed patent that achieves specified development and sales milestones for a second indication, (vi) $287,500 in the aggregate for a product that is not covered by a licensed patent that achieves specified development and sales milestones for each of a third and fourth indication. We have the right to reduce these milestone payments by a specified amount of any milestones payable to a third party for a license required for the commercialization of a product candidate.

We are also obligated to pay New York University a low single digit royalty on net sales of any product covered by a licensed patent and a lower single digit royalty on net sales of any product that is not covered by a licensed patent, in each case subject to reduction by a specified amount of any royalties payable to a third party for a license to unblocking intellectual property. Moreover, we are obligated to pay New York University a percentage of any non-royalty consideration received by us from a sublicensee ranging in the low double digits.

Ono is considered a sublicensee under the terms of the NYU Agreement. Accordingly, we have paid New York University a specified percentage of the approximately $1.0 million initial upfront fee payment we received from Ono and we will be required to pay New York University a percentage between the high teens and low twenties of any future payments received under the Ono Agreement from Ono for development, regulatory and commercial milestones, as well as low single digit royalties on annual net sales in Ono’s territory.

Payments in respect of net sales or sublicense in a country shall remain in force on a product-by-product, country-by-country basis, with respect to (i) products that are not covered by a licensed patent, for ten years from the date of first commercial sale in such country and (ii) products that are covered by a licensed patent, until the expiration date of the last to expire of the licensed patents covering such product or its manufacture or use in the applicable country.

The NYU Agreement expires on the date of expiration of all royalty obligations. Either party may terminate the NYU Agreement earlier upon an uncured material breach of NYU Agreement by the other party or the insolvency of the other party.

Sales and Marketing

Given our stage of development, we have not yet established a commercial organization or distribution capabilities. We have established a wholly-owned U.S. subsidiary, Repare Therapeutics USA Inc., a Delaware corporation with operations in Cambridge, Massachusetts, to support our clinical development program and our potential commercialization efforts in the United States.

Manufacturing

We currently rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations, or CMOs, to produce our product candidates for preclinical and clinical testing, as well as for future commercial manufacture of any products that we may commercialize.

We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality, and regulatory oversight over our CMOs. Currently, we have manufacturing and supply agreements with our CMOs for the manufacture of RP-3500 and our preclinical candidates, including the synthesis of the active pharmaceutical ingredient, or API, as well as drug product.

All of our product candidates are small molecules and are manufactured in synthetic processes from available starting materials. The chemistry underlying our product candidates appears amenable to scale up and does not currently require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We plan to continue to rely on third-party manufacturers for any future trials and commercialization of RP-3500, RP-6306 and any future product candidates, if approved. We anticipate that these CMOs will have capacity to support commercial scale production, but we do not have any formal agreements in place at this time given our early stages of development. If needed, we believe we can identify and establish additional CMOs to provide API and finished drug product without significant disruption to our business or clinical development timelines.

Competition

The biotechnology and pharmaceutical industries are characterized by the rapid evolution of technologies and understanding of disease etiology, intense competition, and a strong emphasis on intellectual property. We believe that our approach, strategy, scientific capabilities, know-how and experience provide us with competitive advantages. However, we expect substantial competition from multiple sources, including major pharmaceutical, specialty pharmaceutical, and existing or emerging biotechnology companies, academic research institutions and governmental agencies and public and private research institutions worldwide. Many of our competitors, either alone or with their collaborations, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. As a result, our competitors may discover, develop, license, or commercialize products before or more successfully than we do.

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

Furthermore, we also face competition more broadly across the oncology market for cost-effective and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy, biologic therapy, such as monoclonal and bispecific antibodies, immunotherapy, cell-based therapy and targeted therapy, or a combination of any such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

With respect to our lead product candidate, RP-3500, several companies are developing ATR inhibitors with multiple monotherapy and/or combination trials ongoing, including AstraZeneca (AZD6738), Bayer (BAY1895344), Merck Serono (M4344, M6620, M1774) and most recently, Artios Pharma (ATR0380). In addition, companies such as Atrin Pharmaceuticals and Impact Therapeutics have disclosed ATR inhibitors in preclinical development. The intensity of trials with ATR inhibitors as monotherapy and in combination with immune-oncology compounds, chemotherapy and radiation, as well as other DDR inhibitors significantly increased over the last several months.

With respect to our CCNE1 SL inhibitor product candidate, RP-6306, we are not aware of any companies or institutions with programs in development for this target.

For our preclinical Polθ program, both Artios Pharma and IDEAYA Biosciences have Polθ programs in the preclinical stages of development.

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our product candidates. Our competitors also may compete for available patient pool, slowing out accrual in trials, obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Government Regulation

The FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries impose substantial requirements upon the clinical development, manufacture, and marketing of pharmaceutical products. These agencies and other federal, state, and local entities regulate research and development activities and the testing, manufacture, quality control, safety, effectiveness, labeling, storage, packaging, recordkeeping, tracking, approval, import, export, distribution, advertising, and promotion of our products.

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve a pending New Drug Application, or NDA, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	nonclinical laboratory and animal tests that must be conducted in accordance with good laboratory practices, or GLPs;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin;
•	approval by an independent institutional review board, or IRB, for each clinical site or centrally before each trial may be initiated;
•

adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended use, performed in accordance with good clinical practices, or GCPs;

•	submission to the FDA of an NDA and payment of user fees;
•	satisfactory completion of an FDA advisory committee review, if applicable;
•	pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with cGMP and good clinical practices, or GCPs;
•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•	FDA review and approval of an NDA to permit commercial marketing for particular indications for use; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

The testing and approval process requires substantial time, effort, and financial resources.

Preclinical Studies

Preclinical studies include laboratory evaluation of drug substance chemistry, pharmacology, toxicity, and drug product formulation, as well as animal studies to assess potential safety and efficacy. Prior to commencing the first clinical trial with a product candidate, a sponsor must submit the results of the preclinical tests and preclinical literature, together with manufacturing information, analytical data and any available clinical data or literature, among other required information, to the FDA as part of an IND. Some preclinical studies may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the conduct of the clinical trial and imposes a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in FDA authorization to commence a clinical trial.

Clinical Trials

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development, as well as amendments to previously submitted clinical trials. Further, an independent IRB for each institution participating in the clinical trial must review and approve the plan for any clinical trial, its informed consent form, and other communications to study subjects before the clinical trial commences at that site. The IRB must continue to oversee the clinical trial while it is being conducted, including any changes to the study plans.

Regulatory authorities, an IRB or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk, the clinical trial is not being conducted in accordance with the FDA’s or the IRB’s requirements, or if the drug has been associated with unexpected serious harm to subjects. Some studies also include a data safety monitoring board, which receives special access to unblinded data during the clinical trial and may advise the sponsor to halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy.

In general, for purposes of NDA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•

Phase 1—Studies are initially conducted to test the product candidate for safety, dosage tolerance, structure-activity relationships, mechanism of action, absorption, metabolism, distribution and excretion in healthy volunteers or subjects with the target disease or condition. If possible, Phase 1 clinical trials may also be used to gain an initial indication of product effectiveness.

•

Phase 2—Controlled studies are conducted with groups of subjects with a specified disease or condition to provide enough data to evaluate the preliminary efficacy, optimal dosages and dosing schedule and expanded evidence of safety. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expansive Phase 3 clinical trials.

•

Phase 3—These clinical trials are generally undertaken in larger subject populations to provide statistically significant evidence of clinical efficacy and to further test for safety in an expanded subject population at multiple clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labeling. These clinical trials may be done at trial sites outside the United States as long as the global sites are also representative of the U.S. population and the conduct of the study at global sites comports with FDA regulations and guidance, such as compliance with GCPs.

The FDA may require, or companies may pursue, additional clinical trials after a product is approved. These so-called Phase 4 studies may be made a condition to be satisfied after approval. The results of Phase 4 studies can confirm the effectiveness of a product candidate and can provide important safety information.

Clinical trials must be conducted under the supervision of qualified investigators in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent in writing for their participation in any clinical trial, and the review and approval of the study by an IRB. Investigators must also provide information to the clinical trial sponsors to allow the sponsors to make specified financial disclosures to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the trial procedures, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated and a statistical analysis plan. Information about some clinical trials, including a description of the trial and trial results, must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur.

The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into the United States are also subject to regulation by the FDA relating to their labeling and distribution. Further, the export of investigational drug products outside of the United States is subject to regulatory requirements of the receiving country as well as U.S. export requirements under the FDCA. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and the IRB and more frequently if serious adverse effects occur.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality, and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

Special FDA Expedited Review and Approval Programs

The FDA has various programs, including fast track designation, breakthrough therapy designation, accelerated approval, and priority review, which are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life-threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures.

Under the fast track program, the sponsor of a new drug candidate may request that FDA designate the drug candidate for a specific indication as a fast track drug concurrent with, or after, the filing of the IND for the drug candidate. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides additional opportunities for interaction with the FDA’s review team and may allow for rolling review of NDA components before the completed application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the NDA is submitted. The FDA may decide to rescind the fast track designation if it determines that the qualifying criteria no longer apply.

In addition, a sponsor can request breakthrough therapy designation for a drug if it is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are eligible for intensive guidance from the FDA on an efficient drug development program, organizational commitment to the development and review of the product including involvement of senior managers, and, like fast track products, are also eligible for rolling review of the NDA. Both fast track and breakthrough therapy products may be eligible for accelerated approval and/or priority review, if relevant criteria are met.

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A drug candidate approved on this basis is subject to rigorous post marketing compliance requirements, including the completion of Phase 4 or post approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post approval studies, or confirm a clinical benefit during post marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by the FDA.

Once an NDA is submitted for a product intended to treat a serious condition, the FDA may assign a priority review designation if FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under the Prescription Drug User Fee Act, or PDUFA, guidelines. Under the current PDUFA performance goals, these six and ten month review periods are measured from the 60-day filing date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review from the date of submission.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. In addition, the manufacturer of an investigational drug for a serious or life-threatening disease is required to make available, such as by posting on its website, its policy on responding to requests for expanded access.

Furthermore, fast track designation, breakthrough therapy designation, accelerated approval and priority review do not change the standards for approval and may not ultimately expedite the development or approval process.

NDA Submission and Review by the FDA

Assuming successful completion of the required clinical and preclinical testing, among other items, the results of product development, including chemistry, manufacture and controls, nonclinical studies and clinical trials are submitted to the FDA, along with proposed labeling, as part of an NDA. The submission of an NDA requires payment of a substantial user fee to the FDA. These user fees must be filed at the time of the first submission of the application, even if the application is being submitted on a rolling basis. Fee waivers or reductions are available in some circumstances. One basis for a waiver of the application user fee is if the applicant employs fewer than 500 employees, including employees of affiliates, the applicant does not have an approved marketing application for a product that has been introduced or delivered for introduction into interstate commerce, and the applicant, including its affiliates, is submitting its first marketing application.

In addition, under the Pediatric Research Equity Act, an NDA or supplement to an NDA for a new active ingredient, indication, dosage form, dosage regimen or route of administration must contain data that are adequate to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers from the pediatric data requirements.

The FDA must refer applications for drugs that contain active ingredients, including any ester or salt of the active ingredients, that have not previously been approved by the FDA to an advisory committee or provide in an action letter a summary of the reasons for not referring it to an advisory committee. The FDA may also refer drugs which present difficult questions of safety, purity, or potency to an advisory committee. An advisory committee is typically a panel that includes clinicians and other experts who review, evaluate, and make a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

The FDA reviews applications to determine, among other things, whether a product is safe and effective for its intended use and whether the manufacturing controls are adequate to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities, including contract manufacturers and subcontracts, are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs.

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has set the review goal of 10 months from the 60-day filing date to complete its initial review of a standard NDA for a new molecular entity, or NME, and make a decision on the application. For priority review applications, the FDA has set the review goal of reviewing NME NDAs within six months of the 60-day filing date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal and the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding the submission during the review period that amends the original application.

Once the FDA’s review of the application is complete, the FDA will issue either a Complete Response Letter, or CRL, or approval letter. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing, or other information or analyses in order for the FDA to reconsider the application in the future. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

The FDA may delay or refuse approval of an NDA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product, or impose other conditions, including distribution restrictions or other risk management mechanisms. For example, the FDA may require a REMS as a condition of approval or following approval to mitigate any identified or suspected serious risks and ensure safe use of the drug. The FDA may prevent or limit further marketing of a product, or impose additional post-marketing requirements, based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements, FDA notification and FDA review and approval. Further, should new safety information arise, additional testing, product labeling or FDA notification may be required.

If regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which such product may be marketed or may include contraindications, warnings, or precautions in the product labeling, which has resulted in a boxed warning. A boxed warning is the strictest warning put in the labeling of prescription drugs or drug products by the FDA when there is reasonable evidence of an association of a serious hazard with the drug. The FDA also may not approve the inclusion of all labeling claims sought by an applicant. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require Phase 4 post-marketing studies to monitor the effect of approved products and may limit further marketing of the product based on the results of these post-marketing studies.

U.S. Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including periodic reporting, product sampling and distribution, advertising, promotion, drug shortage reporting, compliance with any post-approval requirements imposed as a conditional of approval such as Phase 4 clinical trials, REMS and surveillance, recordkeeping and reporting requirements, including adverse experiences.

After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program fee requirements for approved products, as well as new application fees for supplemental applications with clinical data. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and to list their drug products and are subject to periodic announced and unannounced inspections by the FDA and these state agencies for compliance with cGMPs and other requirements, which impose procedural and documentation requirements.

Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented, or FDA notification. FDA regulations also require investigation and correction of any deviations from cGMPs and specifications and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in withdrawal of marketing approval, mandatory revisions to the approved labeling to add new safety information or other limitations, imposition of post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS program, among other consequences.

The FDA closely regulates the marketing and promotion of drugs. A company can make only those claims relating to safety and efficacy that are consistent with the FDA approved labeling. Physicians, in their independent professional medical judgement, may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. However, manufacturers and third parties acting on their behalf are prohibited from marketing or promoting drugs in a manner inconsistent with the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Failure to comply with any of the FDA’s requirements could result in significant adverse enforcement actions. These include a variety of administrative or judicial sanctions, such as refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, imposition of a clinical hold or termination of clinical trials, warning letters, untitled letters, modification of promotional materials or labeling, product recalls, product seizures or detentions, refusal to allow imports or exports, total or partial suspension of production or distribution, debarment, injunctions, fines, consent decrees, corporate integrity agreements, refusals of government contracts and new orders under existing contracts, exclusion from participation in federal and state healthcare programs, restitution, disgorgement or civil or criminal penalties, including fines and imprisonment. It is also possible that failure to comply with the FDA’s requirements relating to the promotion of prescription drugs may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws. Any of these sanctions could result in adverse publicity, among other adverse consequences.

U.S. Marketing Exclusivity

The FDA provides periods of non-patent regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to new chemical entities, or NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent, or not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound), or clathrate (i.e., a polymer framework that traps molecules), of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an Abbreviated New Drug Application, or ANDA, or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed.

Regulation outside the United States

We will be subject to similar foreign laws and regulations concerning the development of our product candidates outside of the United States.

Other Healthcare Laws and Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education and other activities are subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including the Department of Justice, the Department of Health and Human Services, or HHS, and its various divisions, including Centers for Medicare & Medicaid Services, or CMS, and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense and state and local governments. Our business activities must comply with numerous healthcare laws and regulations, including those described below.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for, or purchasing, leasing, ordering, or arranging for the purchase, lease or order of, any good, facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other hand. The term remuneration has been interpreted broadly to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, amended the intent requirement of the federal Anti-Kickback Statute, and other healthcare criminal fraud statutes, so that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute, or the specific intent to violate it, to have violated the statute. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act, or FCA.

The federal civil and criminal false claims laws, including the FCA, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the U.S. federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged promotional and marketing activities, such as providing free products to customers with the expectation that the customers would bill federal programs for the products; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal criminal statutes that prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Additionally, the ACA amended the intent requirement of some of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

Additionally, the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with specified exceptions) to report annually information related to specified payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually specified ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

Many states have also adopted laws similar to each of the above federal laws, which may be broader in scope and apply to items or services reimbursed by any third-party payor, including commercial insurers. We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and/or state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information, state and local laws that require the registration of pharmaceutical sales representatives, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Ensuring that our internal operations and business arrangements with third parties comply with applicable healthcare laws and regulations will likely be costly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, possible exclusion from government funded healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment of our operations, any of which could substantially disrupt our operations. If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Coverage and Reimbursement

Our ability to commercialize any products successfully will also depend in part on the extent to which coverage and adequate reimbursement for the procedures utilizing our product candidates, performed by health care providers, once approved, will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, determine which procedures, and the products utilized in such procedures, they will cover and establish reimbursement levels. Assuming coverage is obtained for procedures utilizing a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who undergo procedures for the treatment of their conditions, and their treating physicians, generally rely on third-party payors to reimburse all or part of the costs associated with the procedures which utilize our products. Treating physicians are unlikely to use and order our products unless coverage is provided and the reimbursement is adequate to cover all or a significant portion of the cost of the procedures which utilize our products. Therefore, coverage and adequate reimbursement for procedures which utilize new products is critical to the acceptance of such new products. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

Government authorities and other third-party payors are developing increasingly sophisticated methods of cost containment, such as including price controls, restrictions on coverage and reimbursement and requirements for substitution of less expensive products and procedures. Government and other third-party payors are increasingly challenging the prices charged for health care products and procedures, examining the cost effectiveness of procedures, and the products used in such procedures, in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement. Further, no uniform policy requirement for coverage and reimbursement exists among third-party payors in the United States, which causes significant uncertainty related to the insurance coverage and reimbursement of newly approved products, and the procedures which may utilize such newly approved products. Therefore, coverage and reimbursement can differ significantly from payor to payor and health care provider to health care provider. As a result, the coverage determination process is often a time-consuming and costly process that requires the provision of scientific and clinical support for the use of new products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

There may be significant delays in obtaining coverage and reimbursement for newly approved products, and coverage may be more limited than the purposes for which the product is approved by the FDA. Moreover, eligibility for coverage and reimbursement does not imply that a product, or the procedures which utilize such product, will be paid for in all cases or at a rate which the health care providers who purchase those products will find cost effective. Additionally, we expect pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes.

We cannot be sure that coverage and reimbursement will be available for any product that we commercialize, or the procedures which utilize such product, and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

Healthcare Reform Measures

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals designed to change the healthcare system. Among policy-makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

For example, the pharmaceutical industry in the United States has been affected by the passage of ACA, which, among other things: imposed new fees on entities that manufacture or import certain branded prescription drugs; expanded pharmaceutical manufacturer obligations to provide discounts and rebates to certain government programs; implemented a licensure framework for follow-on biologic products; expanded health care fraud and abuse laws; revised the methodology by which rebates owed by manufacturers to the state and federal government under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics, including products that are inhaled, infused, instilled, implanted or injected; imposed an additional rebate similar to an inflation penalty on new formulations of drugs; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; expanded the 340B program which caps the price at which manufacturers can sell covered outpatient pharmaceuticals to specified hospitals, clinics and community health centers; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, former President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On December 14, 2018, a Texas U.S. District Court Judge ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the Tax Act. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2.0% per fiscal year, which went into effect in April 2013, and due to subsequent legislative amendments, including the BBA, will remain in effect through 2030, unless additional U.S. Congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of prescription drugs under Medicare and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on January 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a position of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. In addition, individual states in the United States have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In the future, there will likely continue to be proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the companies to maintain books and records that accurately and fairly reflect all transactions of the companies, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Employees and Human Capital Resources

As of February 28, 2021, we had 102 full-time employees, including 44 who hold an M.D. or Ph.D. degree. Of these full-time employees, 85 were primarily engaged in research and development activities and 17 were primarily engaged in management or general and administrative activities. None of our employees is represented by a labor union and we consider our employee relations to be good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of share-based compensation awards and cash-based performance bonus awards.

Item 1A. Risk Factors.

Investing in our common shares involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common shares. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and prospects. In such an event, the market price of our common shares could decline and you may lose all or part of your investment.

Risks Related to Our Financial Position and Capital Needs

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biopharmaceutical company founded in 2016, and our operations to date have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential synthetic lethal, or SL, gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and clinical development, including continuing our open-label Phase 1/2 clinical trial of RP-3500 and our planned Phase 1 clinical trial of RP-6306, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we are devoting substantially all of our financial resources and efforts to research and development of our product candidates including RP-3500 and RP-6306, as well as to enhancing our SNIPRx platform. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting discounts and commissions, and offering expenses of $3.2 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire common shares.

We have incurred significant operating losses since our inception in 2016. Our net loss was $53.4 million and $27.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $103.4 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

•	continue our ongoing and planned development of our product candidates, including our ongoing open-label Phase 1/2 clinical trial of RP-3500 and our planned Phase 1 clinical trial of RP-6306;
•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future, including our earlier-stage programs;
•	seek to identify novel SL targets, develop small molecule inhibitors of these targets, nominate and develop additional product candidates and further expand our clinical product pipeline;
•	seek regulatory approvals for RP-3500, RP-6306 and any future product candidates that successfully complete clinical trials;
•	build a portfolio of product candidates through the discovery, development, or acquisition or in-license of drugs, product candidates or technologies;
•	establish a sales, marketing, manufacturing and distribution capability to commercialize RP-3500, RP-6306 and any future product candidate for which we may obtain marketing approval;
•	maintain, protect and expand our intellectual property portfolio;
•	acquire or in-license other product candidates and technologies;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses associated with operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of RP-3500, RP-6306 and any future product candidates that we may pursue, obtaining regulatory approval, procuring commercial-scale manufacturing, marketing, and selling RP-3500, RP-6306 and any future products for which we may obtain regulatory approval, as well as discovering or acquiring and then developing additional product candidates. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those we currently expect, or if there are any delays in the initiation and completion of our clinical trials or the development of RP-3500. RP-6306 or any future product candidates.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our common shares and could impair our ability to raise capital, maintain our research and development efforts, expand our business, or continue our operations. A decline in the value of our common shares could also cause you to lose all or part of your investment.

We will require substantial additional funding to finance our operations. If we are unable to raise capital when needed, we could be forced to delay, reduce, or terminate certain of our product development programs or other operations.

To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020. We expect to spend substantial amounts to advance our product candidates into clinical development and to complete the clinical development of, seek regulatory approvals for and commercialize our product candidates, if approved. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Furthermore, we expect to incur additional costs associated with operating as a public company following the completion of our IPO in June 2020. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate certain of our research and development programs.

As of December 31, 2020, our cash and cash equivalents, restricted cash and marketable securities on hand was $333.9 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements at least through 2022. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•	continue our ongoing and planned development of our product candidates, including our ongoing open-label Phase 1/2 clinical trial of RP-3500 and our planned Phase 1 clinical trial of RP-6306;
•	the initiation, timing, costs, progress and results of our ongoing and planned clinical trials of RP-3500 and RP-6306;
•	the progress of preclinical development and possible clinical trials of our current earlier-stage programs;
•	the scope, progress, results and costs of our research programs and preclinical development of other product candidates that we may pursue;
•	the development requirements of other product candidates that we may pursue;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration agreements;
•	the cost of establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the cost of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the extent to which we partner our programs, acquire or in-license other product candidates and technologies or enter into additional strategic collaborations;
•	the revenue, if any, received from commercial sales of RP-3500, RP-6306 and any future product candidates for which we receive marketing approval;
•	add equipment and physical infrastructure to support our research and development; and
•	the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, RP-3500, RP-6306 and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or altogether terminate our research and development programs or future commercialization efforts.

Raising additional capital will cause dilution to our shareholders, restrict our operations, or require us to relinquish rights to our product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through public or private equity or debt financings, third-party funding, marketing, and distribution arrangements, as well as other collaborations, strategic alliances and licensing arrangements, or any combination of these approaches. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt and equity financings, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as redeeming our shares, making investments, incurring additional debt, making capital expenditures, declaring dividends or placing limitations on our ability to acquire, sell or license intellectual property rights.

If we raise additional capital through future collaborations, strategic alliances, or third-party licensing arrangements, we may have to relinquish certain valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional capital when needed, we may be required to delay, limit, reduce or terminate our clinical development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

Risks Related to the Development of Our Product Candidates

We are very early in our development efforts. If we are unable to advance RP-3500, RP-6306 or any of our other product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize RP-3500, RP-6306 or any of our other product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale and our lead product candidate, RP-3500, is still in the early stages of, and RP-6306 is not yet in, clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of RP-3500, RP-6306 and one or more of our other product candidates. The success of our product candidates will depend on several factors, including the following:

•	successful completion of preclinical studies, including the identification of clinical candidates for each of our preclinical programs;
•	approval of investigational new drug, or IND, applications for our planned or future clinical trials;
•	acceptance by the FDA, EMA or foreign regulatory authority of our development strategy;
•	successful initiation of clinical trials;
•	successful patient enrollment in and completion of clinical trials;

•	safety, tolerability and efficacy profiles for our product candidates that are satisfactory to the FDA, EMA or any foreign regulatory authority for marketing approval;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
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

There is no guarantee that the results obtained in current preclinical studies, our ongoing open-label Phase 1/2 clinical trial of RP-3500, our planned Phase 1 clinical trial of RP-6306 or any future clinical trials of any product candidate will be sufficient to obtain regulatory approval or marketing authorization for such product candidate.

Many of these risks are beyond our control, including the risks related to clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, and sales efforts of any future collaborator. If we are unable to develop, receive regulatory approval for, or successfully commercialize our current or future product candidates, or if we experience delays as a result of any of these risks or otherwise, our business could be materially harmed.

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

We have limited experience as a company in conducting clinical trials and have begun our first clinical trial of RP-3500 in July 2020. In part because of this lack of experience, we cannot be certain that our clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any master services agreement with CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We filed an IND for RP-3500 in the second quarter of 2020, but we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

The effects of health epidemics, including the ongoing COVID-19 coronavirus pandemic, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies and clinical trials. The COVID-19 pandemic could materially affect our operations, including at our offices in Montréal and in the Boston Metro Area, which are currently subject to executive orders, and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.

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

The effects of the executive orders and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines (for example, our timeline for RP-3500), the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results, and financial condition.

Quarantines, shelter-in-place and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

If addition, our planned clinical trials may be affected by the COVID-19 pandemic, including:

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

For our ongoing and planned clinical trials that we expect to conduct at sites outside the United States, particularly in countries which are experiencing heightened impact from the COVID-19 coronavirus, in addition to the risks listed above, we may also experience the following adverse impacts:

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

Successful development of targeted therapeutics, such as our portfolio of SL small molecule inhibitors, as well as any related diagnostics, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Our SNIPRx platform is based on new technologies and methods relating to precision target and biomarker identification, screening, and validation. While we believe our clinical development approach of RP-3500 will eventually provide validation of our SNIPRx platform, we have not, to date, sought regulatory approval for RP-3500 or any therapeutics developed through our platform. As such, it is difficult to accurately predict the developmental challenges we may incur for our current and future product candidates as we proceed through product discovery, identification, preclinical studies, and clinical trials.

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA, EMA, or other comparable regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Competing clinical trials for the same populations targeted as ours may limit our enrollment, or the results of competitors with similar technologies and products may falsely undermine the potential of our SNIPRx platform. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize RP-3500, RP-6306 and any future product candidates, including:

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

Our product candidates will require clinical testing before we are prepared to submit a new drug application, or NDA, or equivalent application required in another jurisdiction for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA or equivalent application required in another jurisdiction for regulatory approval for any of our product candidates or whether any such application will be approved by the FDA or other comparable regulatory authority, as applicable. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other comparable regulatory authority may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the diseases we are studying. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials for RP-3500, RP-6306 and any future product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials.

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

Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. Moreover, as the development of the SL pair, ATM-ATR, is still early, any clinical validation to the SL approach to treating cancer may or may not validate our approach. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

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

Synthetic lethality represents an emerging class of precision medicine targets, and negative perceptions of the efficacy, safety, or tolerability of this class of targets, including any that we develop, could adversely affect our ability to conduct our business, advance our product candidates or obtain regulatory approvals.

Aside from PARP inhibitors, such as Lynparza, Rubraca, Zejula and Talzenna, no SL small molecule inhibitor therapeutics have been approved to date by the FDA or other comparable regulators. Adverse events in future clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of SL, or other products that are perceived to be similar to SL, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and CROs in our product candidates, and less demand for any product that we may develop. Our pipeline of SL small molecule inhibitor product candidates could result in a greater quantity of reportable adverse events or other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delays or holds by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our SL programs, as well as our business as a whole. In addition, responses by U.S. federal or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any product candidates or commercialize any approved products, obtain, or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects, and may delay or impair the development of our product candidates and commercialization of any approved products or demand for any products we may develop.

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

Efforts to identify, acquire or in-license, and then develop product candidates require substantial technical, financial, and human resources, whether or not any product candidates are ultimately identified. We apply our SNIPRx technology and STEP2 screening in our efforts to discover potential precision targets for which our product candidates may be developed. Our efforts may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development, approved products, or commercial revenues for many reasons, including the following:

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

Difficulty in enrolling patients could delay or prevent clinical trials of our product candidates. We may find it difficult to enroll patients in our ongoing and planned clinical trials with the genomic alterations that these trials are designed to target.

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on patients with specific genomic alterations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, with respect to RP-3500, we are researching 16 STEP2-identified genomic alterations in addition to ATM deficiency, including several novel genes that have not been previously reported as rendering sensitivity to ATR inhibitors. Further, certain of these genes are not yet included in commercially available panels or CLIA-validated panels used in large academic centers. As such, for our ongoing Phase 1/2 trial, we have identified and partnered with multiple large, leading clinical centers globally where tumor sequencing is the standard of care. While we believe that these panels will include the majority, if not all, of these genes, genes may not be available on certain panels at our clinical sites. We cannot be certain how many patients will have each of the genomic alterations that RP-3500 is designed to target or that the number of patients enrolled for each mutation will suffice for regulatory approval and inclusion of each such mutation in the approved label. We may be unsuccessful in our efforts to work with our clinical partners to identify patients who are eligible for our clinical trial of RP-3500.

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

Serious adverse events or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA, or other authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities, or unexpected characteristics, including death.

If unacceptable side effects or deaths arise in the development of our product candidates, we, the IRBs at the institutions in which our studies are conducted, the FDA or any comparable foreign regulatory authority could suspend or terminate our clinical trials or the FDA or other regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Undesirable side effects or deaths in clinical trials with our product candidates may cause the FDA or comparable foreign regulatory authorities to place a clinical hold on the associated clinical trials, to require additional studies, or otherwise to delay or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition, and prospects significantly.

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

If it is determined that companion diagnostics are needed, we may, in collaboration with these parties, be unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, which may adversely affect the development of our product candidates. The development of companion diagnostic products requires a significant investment of working capital, and may not result in any future income. This could require us to raise additional funds, which could dilute our current investors or impact our ability to continue our operations in the future.

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

We are pursuing the development of RP-3500 as a monotherapy and in combination with approved PARP inhibitors. In the near future, we may explore the use of our product candidates in combination with other therapies, including those that are not yet approved. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing, or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third-party payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

We have never obtained regulatory approval for, or commercialized, a drug. It is possible that the FDA may refuse to accept any or all of our planned NDAs for substantive review or may conclude after review of our data that our application is insufficient to obtain regulatory approval for any product candidates. If the FDA does not approve any of our planned NDAs, it may require that we conduct additional costly clinical, nonclinical, or manufacturing validation studies before it will reconsider our applications. Depending on the extent of these or any other FDA-required studies, approval of any NDA or other application that we submit may be significantly delayed, possibly for several years, or may require us to expend more resources than we have available. Any failure or delay in obtaining regulatory approvals would prevent us from commercializing our current or future product candidates, generating revenues, and achieving and sustaining profitability. It is also possible that additional studies, if performed and completed, may not be considered sufficient by the FDA to approve any NDA or other application that we submit. If any of these outcomes occur, we may be forced to abandon the development of our product candidates, which would materially adversely affect our business and could potentially cause us to cease operations. We face similar risks for our applications in foreign jurisdictions.

We currently have no marketing and sales organization and have no experience as a company in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, if approved, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing, and distribution capabilities, we will pursue arrangements with third-party sales, marketing, and distribution collaborators regarding the sales and marketing of our products, if approved. However, there can be no assurance that we will be able to establish or maintain such arrangements on favorable terms or if at all, or if we are able to do so, that these third-party arrangements will provide effective sales forces or marketing and distribution capabilities. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

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

Because we have limited resources and access to capital to fund our operations, we must decide which product candidates to pursue and the amount of resources to allocate to each. Our decisions concerning the allocation of research, collaboration, management, and financial resources toward particular proprietary molecules in our library, product candidates or therapeutic areas may not lead to the development of viable commercial products and may divert resources away from better opportunities. Similarly, our decisions to delay, terminate or collaborate with third parties in respect of certain product development programs may also prove not to be optimal and could cause us to miss valuable opportunities. If we make incorrect determinations regarding the market potential of our product candidates or misread trends in the biopharmaceutical industry, in particular for our lead product candidate, our business, financial condition and results of operations could be materially adversely affected.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring, or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price, and reimbursement.

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

We anticipate that we will continue to face intense and increasing competition as new treatments enter the market and advanced technologies become available. There can be no assurance that our competitors are not currently developing, or will not in the future develop, products that are equally or more effective or are more economically attractive than any of our current or future product candidates. Competing products may gain faster or greater market acceptance than our products, if any, and medical advances or rapid technological development by competitors may result in our product candidates becoming non-competitive or obsolete before we are able to recover our research and development and commercialization expenses. If we or our product candidates do not compete effectively, it may have a material adverse effect on our business, financial condition, and results of operations.

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

Coverage and adequate reimbursement may not be available for RP-3500, RP-6306 or any future product candidates, which could make it difficult for us to sell profitably or at all, if approved.

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize RP-3500, RP-6306 or any future product candidates that we develop.

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

We are exposed to potential product liability and professional indemnity risks that are inherent in the research, development, manufacturing, marketing and use of biopharmaceutical products. Currently, we have no products that have been approved for commercial sale; however, the current and future use of product candidates by us and our collaborators in clinical trials, and the potential sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients who use the product, healthcare providers, pharmaceutical companies, our collaborators, or others selling such products. Any claims against us, regardless of their merit, could be difficult and costly to defend and could materially adversely affect the market for our product candidates or any prospects for commercialization of our product candidates. Although the clinical trial process is designed to identify and assess potential side effects, it is always possible that a product, even after regulatory approval, may exhibit unforeseen side effects. If any of our product candidates were to cause adverse side effects during clinical trials or after approval of the product candidate, we may be exposed to substantial liabilities. Physicians and patients may not comply with any warnings that identify known potential adverse effects and patients who should not use our product candidates. Regardless of the merits or eventual outcome, liability claims may result in:

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

Should any of the events described above occur, this could have a material adverse effect on our business, financial condition, and results of operations.

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any NDA, other marketing application, and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Our relationships with customers, physicians, and third-party payors are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Healthcare providers and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors subject us to various federal and state fraud and abuse laws and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market, and distribute our product candidates, if we obtain marketing approval. Such laws include:

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
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;

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

If the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Even if resolved in our favor, litigation or other legal proceedings relating to healthcare laws and regulations may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development, manufacturing, sales, marketing, or distribution activities. Uncertainties resulting from the initiation and continuation of litigation or other proceedings relating to applicable healthcare laws and regulations could have a material adverse effect on our ability to compete in the marketplace.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 unless additional action is taken by Congress. These Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 20202 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigations. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed pending review by the Biden administration until March 22, 2021. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored

Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition, and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates or put pressure on our product pricing.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our research and development activities involve the use of biological and hazardous materials and produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance. In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development, or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties, or other sanctions.

Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological waste or hazardous waste insurance coverage, workers compensation or property and casualty and general liability insurance policies that include coverage for damages and fines arising from biological or hazardous waste exposure or contamination.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, contracted laboratories and third-party CROs, to conduct our preclinical studies and clinical trials in accordance with applicable regulatory requirements and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third party contractors and CROs are required to comply with good laboratory practices, or GLPs, as applicable, and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GLPs and GCPs through periodic inspections of laboratories conducting GLP studies, trial sponsors, principal investigators, and trial sites. If we, our investigators, or any of our CROs or contracted laboratories fail to comply with applicable GLPs and GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or clinical trials comply with applicable GLP or GCP regulations. In addition, our clinical trials must be conducted with product, including biologic product, produced in compliance with applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat preclinical studies or clinical trials, which would delay the regulatory approval process.

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

Switching or adding additional laboratories or CROs (or investigators) involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new laboratory or CRO commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our contracted laboratories and CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse impact on our business, financial condition, and results of operations.

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

We rely on third parties to supply and manufacture our product candidates, and we expect to continue to rely on third parties to manufacture our products, if approved. The development of such product candidates and the commercialization of any products, if approved, could be stopped, delayed, or made less profitable if any such third party fails to provide us with sufficient quantities of product candidates or products or fails to do so at acceptable quality levels or prices or fails to maintain or achieve satisfactory regulatory compliance.

We do not currently have the infrastructure or capability internally to manufacture all our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier, as is currently the case for the manufacture of RP-3500. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We are dependent on our CMOs for the production of our product candidates in accordance with relevant regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Moreover, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting product development activities that could harm our competitive position.

Our third-party manufacturers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, disease outbreaks or public health pandemics, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy, and similar events. For example, in December 2019, COVID-19 was reported to have surfaced in Wuhan, China. The extent to which COVID-19 may impact our manufacturing and supply chain as well as our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our demand for any of our product candidates, we could experience delays in our research or ongoing and planned clinical trials or commercialization. We could be unable to find alternative suppliers of acceptable quality, in the appropriate volumes who could meet our timelines at an acceptable cost. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, could significantly delay our preclinical studies, our clinical trials, and the commercialization of our products, if approved, which could materially adversely affect our business, financial condition, and results of operation.

In complying with the applicable manufacturing regulations of the FDA and comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money, and effort in the areas of design and development, testing, production, record-keeping, and quality control to assure that the products meet applicable specifications and other regulatory requirements. The failure to comply with these requirements could result in an enforcement action against us, including the seizure of products and shutting down of production. We and any of these third-party suppliers may also be subject to audits by the FDA and comparable foreign regulatory authorities. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize the products could suffer significant interruptions. We face risks inherent in relying on CMOs, as any disruption, such as a fire, natural hazards, vandalism, or an outbreak of contagious disease affecting the CMO or any supplier of the CMO could significantly interrupt our manufacturing capability. In case of a disruption, we will have to establish alternative manufacturing sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as the CMO builds or locates replacement facilities and seeks and obtains necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all.

Our current and future collaborations will be important to our business. If we are unable to enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected.

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into partnerships in the future when strategically attractive, including potentially with major biotechnology or pharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology. If we fail to enter into or maintain collaborations on reasonable terms or at all, our ability to develop our existing or future research programs and product candidates could be delayed, the commercial potential of our product could change, and our costs of development and commercialization could increase. Furthermore, we may find that our programs require the use of intellectual property rights held by third parties, and the growth of our business may depend in part on our ability to acquire or in-license these intellectual property rights.

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

If our collaborations do not result in the successful discovery, development, and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. Moreover, we may not receive all of the milestone or royalty payments we are entitled to receive under our current and future collaboration agreements. For example, pursuant to the terms of our collaboration and license agreement with Bristol Myers Squibb, we are entitled to receive up to $301.0 million in total milestones per each program subject to the agreement. However, given the overlapping nature of the triggers for these milestone payments, as well as the uncertainty associated with achieving any of such milestones, it is unlikely that we will receive the entire $301.0 million in milestone payments with respect to each program subject to the agreement.

All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our therapeutic collaborators. Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

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

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any product candidates we may develop may be adversely affected. Moreover, we may not be able to obtain intellectual property protection with respect to the SL pairs that we identify which are the targets of our current and future product candidates. Although we expect that the compounds underlying our product candidates will be protectable through intellectual property rights, our competitors could develop their own inhibitors based on the SL pairs we identify that might not be protected by our intellectual property rights.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability, or scope thereof, which may result in such patents being narrowed, invalidated, or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities and consider that we are free to operate in relation to our product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products.

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

We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable as is the case for our SNIPRx platform. However, trade secrets are difficult to protect. Litigating a claim that a third party had illegally obtained and was using our trade secrets would be expensive and time consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods, and know-how, it will be difficult for us to enforce our rights and our business could be harmed.

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

Competitors may infringe our issued patents, future trademarks, copyrights, or other intellectual property. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against perceived infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents, trademarks, copyrights, or other intellectual property. In addition, in a patent infringement proceeding, there is a risk that a court will decide that a patent of ours is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents is upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our patents could limit our ability to assert our patents against those parties or other competitors, and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Our commercial success depends, in part, upon our ability and the ability of future collaborators, if any, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights and intellectual property of third parties. The biotechnology and pharmaceutical industries are characterized by extensive and complex litigation regarding patents and other intellectual property rights. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates and technology, including interference proceedings, post grant review and inter partes review before the USPTO or equivalent foreign regulatory authority. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid, enforceable, and infringed, which could have a negative impact on our ability to commercialize our current and any future product candidates. In order to successfully challenge the validity of any such U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. Foreign courts will have similar burdens to overcome in order to successfully challenge a third party claim of patent infringement. If we are found to infringe a third party’s valid and enforceable intellectual property rights, we could be required to obtain a license from such third party to continue developing, manufacturing, and marketing our product candidate(s) and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us, and it could require us to make substantial licensing and royalty payments. We could be forced, including by court order, to cease developing, manufacturing, and commercializing the infringing technology or product candidate. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from manufacturing and commercializing our product candidates or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations and prospects.

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

We may be subject to claims asserting that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants or advisors are currently, or were previously, employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that these individuals or we have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, we may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge or that they will not be breached, for which we may not have an adequate remedy. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In some cases, we may not be able to obtain patent protection for certain technology outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, even in jurisdictions where we do pursue patent protection or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

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

Because we rely on third parties to develop and manufacture our product candidates, or if we collaborate with third parties for the development or commercialization of our future product candidates, we must, at times, share proprietary information with them. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors, and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information. Despite the contractual provisions employed when working with third parties, the need to share confidential information increases the risk that such information become known by our competitors, is inadvertently incorporated into the technology of others, or is disclosed or used in violation of these agreements. Given that our proprietary position is based, in part, on our know-how, a competitor’s discovery of our know-how or other unauthorized use or disclosure could have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors, and consultants to publish data potentially relating to our know-how. Despite our efforts to protect our know-how, we may not be able to prevent the unauthorized disclosure or use of our technical know-how by the parties to these agreements. Moreover, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information or proprietary technology and processes. Monitoring unauthorized uses and disclosures is difficult, and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. If any of the collaborators, scientific advisors, employees, contractors, and consultants who are parties to these agreements breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. Moreover, if confidential information that is licensed or disclosed to us by our partners, collaborators, or others is inadvertently disclosed or subject to a breach or violation, we may be exposed to liability to the owner of that confidential information. Enforcing a claim that a third-party illegally obtained and is using our proprietary information, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect proprietary information.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. While we have registered a trademark for our SNIPRx platform, we have not yet selected trademarks for RP-3500 or RP-6306 and have not yet begun the process of applying to register trademarks for RP-3500, RP-6306 or any other product candidate. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, any proprietary name we propose to use with RP-3500, RP-6306 or any future product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Comparable foreign regulators may have similar requirements, and it is possible that different proprietary or non-proprietary names may be required in different jurisdictions.

If we are unable to protect the confidentiality of our proprietary information, our business and competitive position would be harmed.

In addition to seeking patent and trademark protection for our product candidate, we also rely on unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect our proprietary information, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated proprietary information is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets.

Moreover, our competitors may independently develop knowledge, methods, and know-how equivalent to our proprietary information. Competitors could purchase our products and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our proprietary information were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our proprietary information were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

We also seek to preserve the integrity and confidentiality of our data and other confidential information by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached and detecting the disclosure or misappropriation of confidential information and enforcing a claim that a party illegally disclosed or misappropriated confidential information is difficult, expensive, and time-consuming, and the outcome is unpredictable. Further, we may not be able to obtain adequate remedies for any breach. In addition, our confidential information may otherwise become known or be independently discovered by competitors, in which case we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us.

If we do not obtain patent term extension for patents covering our product candidates, our business may be materially harmed, and in any case, the terms of our patents may not be sufficient to effectively protect our product candidates and business.

Patents have a limited term. In most countries, including the United States, the expiration of a patent is generally 20 years after its first effective non-provisional filing date. However, depending upon the timing, duration, and specifics of FDA marketing approval of RP-3500, our other product candidates or any future product candidates, one or more of any U.S. patents we may be issued or have licensed may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments.

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

We are highly dependent on our management team, including Lloyd Segal, our President and Chief Executive Officer, Michael Zinda, Ph.D., our Chief Scientific Officer, and Maria Koehler, M.D., Ph.D., our Chief Medical Officer. Each of them may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

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

As of February 28, 2021, we had 102 full-time employees, including 85 employees engaged in research and development and 17 engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our development efforts effectively, including the ongoing Phase 1/2 clinical trial of RP-3500 and the planned Phase 1 clinical trial of RP-6306, while complying with our contractual obligations to contractors and other third parties; and

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. The services include substantially all aspects of clinical trial management and manufacturing. We cannot assure you that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our preclinical studies or clinical trials may be extended, delayed, or terminated, and we may not be able to obtain marketing approval of our product candidates or otherwise advance our business. We cannot assure you that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring qualified new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development, and commercialization goals.

Our internal computer systems, or those of our collaborators or other contractors or consultants, may fail or suffer security breaches, which could result in a significant disruption of our product development programs and our ability to operate our business effectively.

Our internal computer systems and those of our current and any future collaborators and other contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Cyber-attacks are increasing in their frequency, sophistication, and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

While we have not experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials by us or our CROs could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, any such event that leads to unauthorized access, use or disclosure of personal information, including personal information regarding our patients or employees, could harm our reputation, cause us not to comply with federal and/or state breach notification laws and foreign law equivalents and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information. Security breaches and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. While we have implemented security measures to protect our information technology systems and infrastructure, such measures may not prevent service interruptions or security breaches that could adversely affect our business and to the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

We and any current and future collaborators may be subject to federal, state/provincial, municipal and foreign data protection laws and regulations, such as laws and regulations that address privacy and data security. In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws, including Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we violate HIPAA.

Compliance with U.S. and international data protection laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Failure to comply with these laws and regulations could result in government enforcement actions (which could include civil, criminal, and administrative penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects, employees, and other individuals about whom we or our current or future collaborators obtain personal information, as well as the providers who share this information with us, may limit our ability to collect, use and disclose the information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

Data collection is governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

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

Our employees, principal investigators, consultants, and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants, and commercial partners. Misconduct by these parties could include intentional failures to comply with FDA regulations or the regulations applicable in other jurisdictions, provide accurate information to the FDA and other regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct also could involve the improper use of information obtained in the course of clinical trials or interactions with the FDA or other regulatory authorities, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from government investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participating in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm and the curtailment or restructuring of our operations, any of which could have a negative impact on our business, financial condition, results of operations and prospects.

Risks Related to Ownership of Our Common Shares

Prior to our initial public offering in June 2020, there was no established public market for our common shares and a public market may not be sustained or may be illiquid and, therefore, you may have difficulty selling your shares.

Prior to our IPO in June 2020, there was no public market for our common shares. Although our common shares are listed on The Nasdaq Global Market, we cannot assure you that an active trading market will be sustained or that any trading market will be liquid. If an active trading market for our common shares does not continue to develop or is not sustained, it may be difficult for investors to sell shares quickly or without depressing the market price of our common shares or to sell the shares at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling our common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.

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

The trading price of our common shares has been and is likely to continue to be highly volatile. Furthermore, the stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders may not be able to sell their common shares at or above the price they paid for their common shares. The market price of our common shares may be influenced by many factors, including:

•	the commencement, enrollment, timing and results of our ongoing clinical trial of RP-3500, our planned clinical trial of RP-6306 and any future product candidates or those of our competitors;
•	our success or failure in identifying new drug candidates to pursue in clinical development;
•	the success or failure of our SNIPRx platform in identification of new druggable SL targets;
•	the success of competitive drugs, therapies or technologies;
•	development of new product candidates that may address our markets and make our product candidates less attractive;
•	failure or discontinuation of any of our research or development programs;
•	developments related to any existing or future collaborations;
•	regulatory or legal developments in the United States and other countries;
•	the success of competitive products or technologies;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to RP-3500 and any future product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or shareholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug;
•	sales of common shares by us, our executive officers, directors or principal shareholders, or others;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad;
•	investors’ general perception of us and our business; and
•	the other factors described in this “Risk Factors” section and elsewhere in this Annual Report.

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

Based upon our common shares outstanding as of December 31, 2020, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 79% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

The sale of a substantial number of our common shares in the public market could cause the market price of our shares to drop significantly, even if our business is doing well.

Sales of a substantial number of our common shares in the public market could occur at any time. If our shareholders sell, or the market perceived that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly.

We filed a registration statement on Form S-8 to register our common shares that are issuable pursuant to our equity incentive plans. Shares registered under this registration statement on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, as well as, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act.

Additionally, as of December 31, 2020, the holders of an aggregate of 23,050,723 common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

Our articles of continuance also permit us to issue an unlimited number of preferred shares, issuable in one or more series and, subject to the provisions of the Business Corporations Act (Québec), or QBCA, having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights, as our board of directors may determine and which may be superior to those of the common shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions, financings, and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of Repare and might adversely affect the market price of our common shares and the voting and other rights of the holders of common shares. We have no current or immediate plans to issue any preferred shares.

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

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. We designed our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We have not yet assessed our 2020 PFIC status and no assurances regarding our PFIC status can be provided for any past, current, or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status.

If we are a PFIC, a U.S. Holder (as defined below) of our common shares would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferential tax rates for individuals on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations. Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC. A “U.S. Holder” is a holder who, for U.S. federal income tax purposes, is a beneficial owner of our common shares and is:

(1) a citizen or individual resident of the United States;

(2) a corporation, or other entity taxable as a corporation, created or organized in or under the laws of the United States, any state therein or the District of Columbia;

(3) an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

(4) a trust that (a) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the United States Internal Revenue Code of 1986, as amended, or the Code) or (b) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

If we are a controlled foreign corporation, there could be materially adverse U.S. federal income tax consequences to certain U.S. Holders of our common shares.

If a U.S. Holder is treated as owning (directly, indirectly or constructively) at least 10% of the value or voting power of our common shares, such U.S. Holder may be treated as a “United States shareholder” with respect to each “controlled foreign corporation” in our group (if any) as such term is defined in the Code. We refer to this holder as a “Ten Percent Shareholder”.

Each “Ten Percent Shareholder” in a non-U.S. corporation that is classified as a controlled foreign corporation, or a CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s ‘‘Subpart F income,’’ global intangible low taxed income, and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a Ten Percent Shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such Ten Percent Shareholder’s U.S. federal income tax return for the year for which reporting was due from starting.

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

Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences of becoming a Ten Percent Shareholder in a CFC. If we are classified as both a CFC and a PFIC, we generally will not be treated as a PFIC with respect to those U.S. Holders that meet the definition of a Ten Percent Shareholder during the period in which we are a CFC.

Our ability to use our non-capital loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2020, we had Canadian federal and provincial non-capital loss carry forwards of $19.2 million, which expire beginning in 2037 through 2039. In addition, we also have scientific research and experimental development expenditures of approximately $28.2 million for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. We also have scientific research and experimental development tax credit carry forwards of approximately $4.3 million for Canadian federal income tax purposes, which expire beginning in 2036 through 2040. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Tax authorities may disagree with our positions and conclusions regarding certain tax positions, resulting in unanticipated costs, taxes, or non-realization of expected benefits.

A tax authority may disagree with tax positions that we have taken, which could result in increased tax liabilities. For example, the Canada Revenue Agency, the U.S. Internal Revenue Service, or another tax authority could challenge our allocation of income by tax jurisdiction and the amounts paid between our affiliated companies pursuant to our intercompany arrangements and transfer pricing policies, including amounts paid with respect to our intellectual property development. Similarly, a tax authority could assert that we are subject to tax in a jurisdiction where we believe we have not established a taxable connection, often referred to as a ‘‘permanent establishment’’ under international tax treaties, and such an assertion, if successful, could increase our expected tax liability in one or more jurisdictions. A tax authority may take the position that material income tax liabilities, interest and penalties are payable by us, in which case, we expect that we might contest such assessment. Contesting such an assessment may be lengthy and costly and if we were unsuccessful in disputing the assessment, the implications could increase our anticipated effective tax rate, where applicable.

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

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory shareholder votes on executive compensation and shareholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in our periodic reports. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an “emerging growth company” or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act, upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which adoption is required for non-emerging growth companies and the date on which we will adopt the recently issued accounting standard.

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

We have and will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Our amended and restated bylaws designate specific courts in Canada and the United States as the exclusive forum for certain litigation that may be initiated by our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for disputes with us.

Pursuant to our amended and restated bylaws, unless we consent in writing to the selection of an alternative forum, the courts of the Province of Québec and the appellate courts therefrom shall, to the fullest extent permitted by law, be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action or proceeding asserting a claim for breach of fiduciary duty owed to us by any of our directors, officers or other employees; (c) any action or proceeding asserting a claim arising out of any provision of the Business Corporations Act (Québec) or the articles or our bylaws (as either may be amended from time to time); or (d) any action or proceeding asserting a claim otherwise related to our affairs, or the Canadian Forum Provision. The Canadian Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the U.S. Federal Forum Provision. In addition, our amended and restated bylaws provide that any person or entity holding, owning, or otherwise acquiring any interest in any of our securities is deemed to have notice of and consented to the Canadian Forum Provision and the U.S. Federal Forum Provision.

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

In addition, it may be difficult to assert U.S. securities law claims in original actions instituted in Canada. Canadian courts may refuse to hear a claim based on an alleged violation of U.S. securities laws against us or these persons on the grounds that Canada is not the most appropriate forum in which to bring such a claim. Even if a Canadian court agrees to hear a claim, it may determine that Canadian law and not U.S. law is applicable to the claim. If U.S. law is found to be applicable, the content of applicable U.S. law must be proved as a fact, which can be a time-

consuming and costly process. Certain matters of procedure will also be governed by Canadian law. Furthermore, it may not be possible to subject foreign persons or entities to the jurisdiction of the courts in Canada. Similarly, to the extent that our assets are located in Canada, investors may have difficulty collecting from us any judgments obtained in the U.S. courts and predicated on the civil liability provisions of U.S. securities provisions.

We are governed by the corporate laws of Québec, which in some cases have a different effect on shareholders than the corporate laws of Delaware.

We are governed by the QBCA and other relevant laws, which may affect the rights of shareholders differently than those of a company governed by the laws of a U.S. jurisdiction, and may, together with our charter documents, have the effect of delaying, deferring, or discouraging another party from acquiring control of us by means of a tender offer, a proxy contest or otherwise, or may affect the price an acquiring party would be willing to offer in such an instance. The material differences between the QBCA and Delaware General Corporation Law, or the DGCL, that may have the greatest such effect include but are not limited to the following: (i) for material corporate transactions (such as mergers and amalgamations, other extraordinary corporate transactions or amendments to our articles), the QBCA generally requires a two-thirds majority vote by shareholders, whereas the DGCL generally only requires a majority vote; and (ii) under the QBCA, a holder of 10% or more of our common shares can requisition a special meeting of shareholders, whereas such right does not exist under the DGCL.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is currently located in Montréal, Québec, Canada and consists of 9,045 square feet of leased laboratory and office space under a lease that expires in July 2021. In September 2020, we expanded our research footprint with the addition of 17,123 square feet of combined laboratory and office space in Montréal, Québec, Canada through a lease agreement that expires in August 2025. The new facility expands the laboratory capacity for our CRISPR-enabled genome-wide synthetic lethal target platform, SNIPRx®, including dedicated space for work related to accelerating our preclinical assets, including those under our research collaboration with Bristol Myers Squibb. We also lease 5,023 square feet of office space in Cambridge, Massachusetts for our U.S.-based employees under a lease which expires in May 2021. We intend to renew our leases, move to new facilities or expand existing facilities to meet our growth, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for our Common Shares

Our common shares are traded on The Nasdaq Global Select Market under the symbol “RPTX” and began trading on June 20, 2020. Prior to this time, there was no public market for our common shares. The last reported sale price of our common shares as reported on The Nasdaq Global Select Market on February 26, 2021 was $32.90 per share.

Holders

As of December 31, 2020, there were approximately 28 holders of record of our common shares. This number does not reflect the beneficial holders of our common shares for whom shares are held in “nominee” or “street” name through brokerage accounts or other nominees.

Dividends

We have never declared or paid cash dividends on our share capital, and we do not currently intend to pay any cash dividends on our share capital in the foreseeable future. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business. Any future determination related to dividend policy will be made at the discretion of our board of directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, and capital requirements. In addition, our ability to pay cash dividends on our share capital in the future may be limited by the terms of any future debt or preferred securities we issue or any credit facilities we enter into.

Recent Sales of Unregistered Equity Securities

From January 1, 2020 through December 31, 2020, we sold and issued the following unregistered securities, which share and per share amounts have been adjusted to give effect to the one-for-6.062 reverse stock split of our common shares and preferred shares, which became effective on June 12, 2020:

(1)

We granted stock options to purchase an aggregate of 1,083,274 common shares at exercise prices ranging from $5.15 to $28.16 per share to employees under our Repare Therapeutics Inc. Amended and Restated Option Plan, as amended, and our 2020 Equity Incentive Plan.

(2)

We issued and sold an aggregate of 416,157 common shares upon the exercise of options under our Repare Therapeutics Inc. Amended and Restated Option Plan, as amended, at exercise prices ranging from $1.64 to $2.43 per share, for aggregate proceeds to us of approximately $0.8 million.

(3)

In May 2020, in connection with our entry into a collaboration and license agreement with Bristol Myers Squibb, we entered into a warrant agreement with an affiliate of Bristol Myers Squibb. Pursuant to the terms of the warrant agreement, Bristol Myers Squibb paid us $15.0 million in consideration for our issuance of a warrant, which was automatically exercised into 750,000 common shares upon our IPO.

The offers, sales and issuances of the securities described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act under Rule 701 promulgated thereunder as offers and sale of securities pursuant to benefit plans and contracts relating to compensation in compliance with Rule 701.

The offers, sales, and issuances of the securities described in paragraph (3) above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act and Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipient of securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. The recipient of securities in this transaction was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

Use of Proceeds from Initial Public Offering of Common Shares

On June 23, 2020, we closed our IPO, in which we issued and sold an aggregate of 12,650,000 common shares, including the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share, resulting in gross proceeds of $253.0 million. All of the common shares issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-238822), which was declared effective by the SEC on June 18, 2020. Morgan Stanley, Goldman Sachs & Co. LLC, Cowen and Piper Sandler & Co. acted as joint book-running managers of our IPO, which has now terminated.

There has been no material change in the use of proceeds from our IPO from those disclosed in the final prospectus for our IPO dated June 18, 2020 and filed with the SEC pursuant to Rule 424(b)(4) of the Securities Act on June 19, 2020.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data.

We have elected to comply with Item 301 of Regulation S-K, as amended February 10, 2021 and are omitting this disclosure in reliance thereon.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares, including the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting discounts and commissions, and offering expenses of $3.2 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of December 31, 2020, we had cash and cash equivalents, restricted cash and marketable securities on hand of $333.9 million.

Since inception, we have incurred significant operating losses. Our net losses were $53.4 million and $27.2 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $103.4 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including RP-3500 and RP-6306, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials and our expenditures on other research and development activities.

We do not have any products approved for sale. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates, if ever. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances, and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a negative effect on our business, results of operations and financial condition.

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our preclinical studies and ongoing and planned clinical trials. Our operations are considered as an “essential business” and therefore, we are continuing to operate during this period. We have taken measures to secure our research and development activities, while work in laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, and results of operations could be materially adversely affected. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

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

Recent Developments

RP-3500 Clinical Update

On July 29, 2020, we announced the first patient was dosed in our open-label Phase 1/2 clinical trial to evaluate RP-3500 as a monotherapy and in combination with Pfizer’s PARP inhibitor, talazoparib, in patients with advanced recurrent tumors of different histologies with ATM loss-of-function or any of the STEP2 identified genomic alterations. As of the date of this Annual Report, we have activated all ten clinical trial sites in North America and Europe and are actively enrolling patients. We have observed initial signs of biological activity, which has allowed us to expand the enrollment of patients into planned additional schedules. In February 2021, we initiated patient recruitment of the combination therapy arm to evaluate the safety and efficacy of RP-3500 in combination with a PARP inhibitor, talazoparib, in the same patient subgroups. We expect to report preliminary safety and efficacy data for the monotherapy and combination therapy dose escalation phase of the trial in the second half of 2021.

RP-6306 Program

During the third quarter of 2020, we initiated Good Laboratory Practice, or GLP toxicology studies for our CCNE1 synthetic lethal inhibitor program, now designated RP-6306. We anticipate initiating a Phase 1 clinical trial for RP-6306 in the second quarter of 2021. The Phase 1 trial will enroll patients suffering from recurrent tumors characterized by CCNE1 amplification and other genomic alterations which our STEP2 preclinical studies predicted to be sensitive to RP-6306. We are planning on evaluating at least two schedules at which the capsules are given in this dose escalation trial. The primary objective is to establish the recommended Phase 2 dose and schedule for RP-

6306 for further studies as monotherapy and assess preliminary safety in patients. An additional trial is planned to evaluate combination with approved anticancer agents.

Initial Public Offering

On June 23, 2020, we completed our IPO, whereby we issued 12,650,000 of our common shares, including the exercise in full by the underwriters of their option to purchase up to 1,650,000 additional common shares, for aggregate net proceeds of $232.0 million, after deducting underwriting discounts and commissions, and offering expenses payable by us of $3.2 million. Our common shares began trading on the Nasdaq Global Select Market under the ticker symbol “RPTX” on June 19, 2020. Upon closing of our IPO, all outstanding preferred shares converted into 21,558,393 common shares and the outstanding warrant was automatically exercised into 750,000 common shares.

Reverse Share Split

On June 12, 2020, we effected a 1-for-6.062 reverse stock split of our share capital. Accordingly, all common shares, Series A and B preferred shares, stock options and per share amounts contained in this Annual Report have been retroactively adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

Components of Results of Operations

Revenue

To date, we have not recognized any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the foreseeable future. If our development efforts for our product candidates are successful and result in regulatory approval, or license agreements with third parties, we may generate revenue in the future from product sales. However, there can be no assurance as to when we will generate such revenue, if at all.

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement with Bristol Myers Squibb, pursuant to which we and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. We are providing Bristol Myers Squibb access to a selected number of our existing screening campaigns and novel campaigns. We are responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol Myers Squibb. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. In the event that Bristol Myers Squibb elects to obtain an exclusive license for the subsequent development, manufacturing and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities.

In July, September and November 2020, we amended the collaboration and license agreement, pursuant to which we and Bristol Myers Squibb have agreed to, among other things: (i) include additional campaigns to the list of Existing Repare Campaigns (as such term is defined in the agreement) from which Bristol Myers Squibb may select campaigns under the agreement, and (ii) enable unblinding of a Bristol Myers Squibb alliance manager in order to streamline the collaboration process.

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

The $50.0 million upfront payment was recorded as deferred revenue on our consolidated balance sheet as of December 31, 2020 as per our revenue recognition accounting policy and is expected to be partially recognized at the point in time when option licenses are exercised by Bristol Myers Squibb, with the remainder being recognized on a proportional performance basis over the period of service for research services.

Performance obligation	Transaction price
(in thousands)
Research activities	6,405
Options to license druggable targets	31,148
Options to license undruggable targets	12,447
Total transaction price	50,000

In the fourth quarter of 2020, we recognized $0.1 million in revenue from our collaboration and license agreement with Bristol Myers Squibb.

Collaboration Agreement with Ono Pharmaceutical Company Ltd.

In January 2019, we entered into a research services, license and collaboration agreement with Ono Pharmaceutical Company Ltd., or Ono, pursuant to which we and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. Pursuant to the terms of the agreement, we received initial upfront payments of approximately $8.1 million. These upfront payments have been recorded as deferred revenue on our consolidated balance sheet as of December 31, 2020 and 2019 as per our revenue recognition accounting policy and will be recognized as revenue at the point in time when a product candidate is licensed to Ono pursuant to the terms of the agreement. No revenue is expected to be recognized over the next twelve months from this collaboration.

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

Our direct external research and development expenses consist primarily of fees paid to outside consultants, CROs, CMOs and research laboratories in connection with our preclinical development, process development, manufacturing, and clinical development activities. Our direct external research and development expenses also include fees incurred under license, acquisition, and option agreements. We track these external research and development costs on a program-by-program basis once we have identified a product candidate.

We do not allocate employee costs, costs associated with our discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We use internal resources primarily to conduct our research and discovery activities as well as for managing our preclinical development, process development, manufacturing, and clinical development activities.

The following table summarizes our research and development costs:

	Year Ended December 31,
	2020	2019
	(in thousands)
Discovery costs
Direct external costs	$8,606	$7,004
Laboratory supplies and research materials	3,575	3,154
Personnel related costs	6,759	4,476
Facilities related costs	1,000	416
Other costs	1,890	1,678
	21,830	16,728
Development
RP-3500 program (direct external costs)*	10,074	3,191
RP-6306 program (direct external costs)	3,875	—
Personnel related costs	4,595	1,017
Facilities related costs	316	304
Other costs*	310	321
	19,170	4,833
R&D tax credits	(909)	(566)
Total research and development costs	$40,091	$20,995
*	Certain amounts have been reclassified for presentation purposes.

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay, or modify clinical trials of some product candidates or focus on other product candidates. For example, if the U.S. Food and Drug Administration, or the FDA, the European Medicines Agency, or EMA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our ongoing and planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

General and Administrative Expenses

General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, share-based compensation, and other related costs, as well as expenses for outside professional services, including legal, accounting and audit services and other consulting fees, rent expense, directors and officers insurance expenses, investor and public relations expenses and other general administrative expenses.

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

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	YEAR ENDED DECEMBER 31,
	2020	2019	CHANGE
	(in thousands)
Revenue:
Collaboration agreements	$135	$-	$135
Operating expenses:
Research and development, net of tax credits	40,091	20,995	19,096
General and administrative	14,346	5,382	8,964
Total operating expenses	54,437	26,377	28,060
Loss from operations	(54,302)	(26,377)	(27,925)
Other (expense) income, net:
Realized and unrealized gain (loss) on foreign exchange	(664)	712	(1,376)
Change in fair value of Series A preferred share tranche obligation	—	(1,350)	1,350
Interest income	240		240
Other expense	(16)	(6)	(10)
Total other expense, net	(440)	(644)	204
Loss before income taxes	(54,742)	(27,021)	(27,721)
Income tax benefit (expense)	1,325	(195)	1,520
Net loss and comprehensive loss	$(53,417)	$(27,216)	$(26,201)

Revenue

Revenue was $0.1 million for the year ended December 31, 2020 as a result of partial revenue recognition of the deferred revenue from our collaboration with Bristol Myers Squibb, in proportion to the level of research and development services performed during the period. There were no revenues recognized for the year ended December 31, 2019.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $40.1 million for the year ended December 31, 2020, compared to $21.0 million for the year ended December 31, 2019. The increase of $19.1 million was primarily due to a:

•

$12.4 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards advancing the development of RP-3500 and identifying a product candidate in our RP-6306 CCNE1-SL inhibitor program;

•	$5.9 million increase in personnel-related expenses in support of our increased discovery and development activities;
•	$0.4 million increase in laboratory supplies and research materials as a result of our increased efforts towards identifying a product candidate; and
•	$0.4 million increase in other research and development costs, including facilities costs.

General and Administrative Expenses

General and administrative expenses were $14.3 million for the year ended December 31, 2020, compared to $5.4 million for the year ended December 31, 2019. The increase of $8.9 million consisted of (i) a $2.3 million increase in payroll and personnel related costs, as well as (ii) a $2.0 million increase in legal and professional fees, (iii) a $3.7 million increase in D&O insurance costs and (iv) a $1.7 million increase in other general and administrative expenses, related to costs associated with operating activities and the preparations for becoming and now operating as a public company, partially offset by a decrease of $0.8 million in travel related expenses as a result of COVID-related travel restrictions.

Other Expense, Net

Other expense, net was $0.4 million for the year ended December 31, 2010, compared to $0.6 million for the year ended December 31, 2019. The decrease of $0.2 million in other expenses is primarily attributable to (i) a $1.4 million decrease in changes in the fair value of the Series A preferred share tranche obligation and (ii) a $0.2 million increase in interest income related to cash balances in our current bank accounts, partially offset by an increase of $1.4 million in realized and unrealized losses on foreign exchange as a result of fluctuations in foreign exchange rates. From December 31, 2019 to December 31, 2020, the relative value of the U.S. dollar to the Canadian dollar decreased by approximately 2%. Our net financial position exposure to Canadian dollar-denominated cash and cash equivalents as well as restricted cash balances, research and development tax credits receivable, other receivables, accounts payable, accrued expenses and other current liabilities as well as operating lease liabilities amounted to CA$0.9 million as at December 31, 2020.

Income Tax Expense

Income tax benefit was $1.3 million for the year ended December 31, 2020, primarily reflecting U.S. federal and state research and development tax credits carryforwards now available to us, partially offset by taxable income in our U.S. subsidiary. During the year ended December 31, 2020, we further utilized operating loss carryforwards to offset taxable income in Canada, arising primarily from the upfront payment received from our collaboration agreement with Bristol Myers Squibb. This utilization resulted in a reversal of the valuation allowance previously recognized on the operating losses to offset the tax expense owing, with no overall impact on our net loss.

Income tax expense was $0.2 million for the year ended December 31, 2019, reflecting withholding taxes on one of the upfront payments under our collaboration agreement with Ono as well as taxable income in our U.S. subsidiary.

Net Loss

We had net losses of $53.4 million and $27.2 million for the years ended December 31, 2020 and 2019, respectively.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. On June 23, 2020, we completed our IPO where we issued an aggregate of 12,650,000 common shares, including the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting discounts and commissions, and offering expenses of $3.2 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also partnered with Ono for our Polθ inhibitor program and Bristol Myers Squibb for research and development of potential new product candidates for the treatment of cancer and received initial upfront payments of approximately $58.1 million in the aggregate.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and pursue commercialization of any approved product candidates and we will continue to incur additional costs associated with operating as a public company. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities.

As of December 31, 2020, our cash and cash equivalents, restricted cash and marketable securities on hand was $333.9 million. We believe that our existing cash and cash equivalents, restricted cash and marketable securities on hand will be sufficient to fund our anticipated operating and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•	the initiation, timing, costs, progress and results of our ongoing Phase 1/2 clinical trial of RP-3500 and our planned Phase 1 clinical trial of RP-6306;
•	the progress of preclinical development and possible clinical trials of our current earlier-stage programs;
•	the scope, progress, results and costs of our research programs and preclinical development of any additional product candidates that we may pursue;
•	the development requirements of other product candidates that we may pursue;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration agreements;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;
•

the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

•	the cost of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the extent to which we partner our programs, acquire or in-license other product candidates and technologies or enter into additional strategic collaborations;
•	the revenue, if any, received from commercial sales of RP-3500, RP-6306 and any future product candidates for which we receive marketing approval; and
•	the costs of operating as a public company.

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

Cash Flows

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our cash flows for each of the years presented:

	YEAR ENDED DECEMBER 31,
	2020	2019	Change
	(in thousands)
Net cash used in operating activities	$(6,084)	$(18,429)	$12,345
Net cash used in investing activities	(9,763)	(1,304)	(8,459)
Net cash provided by financing activities	247,842	103,243	144,599
Effect of exchange rate fluctuations on cash held	(604)	566	(1,170)
Net increase in cash and restricted cash	$231,391	$84,076	$147,315

Operating Activities

Net cash used in operating activities was $6.1 million for the year ended December 31, 2020, reflecting a net loss of $53.4 million, offset by a net change of $43.8 million in our net operating assets and non-cash charges of $3.5 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, non-cash lease expense, foreign exchange losses and changes in deferred tax assets. The change in our net operating assets was primarily due to an increase of $49.9 million in deferred revenue as a result of the upfront payment received from Bristol Myers Squibb pursuant to our entry into a collaboration and license agreement in the second quarter of 2020, as well as a $4.6 million increase in accrued expenses and other current liabilities and accounts payable as well as a decrease in other non-current assets, partially offset by an increase of $9.9 million in prepaid expenses, other receivables and research and development tax credits receivable, as well as a $0.8 million decrease in operating lease liabilities and income taxes payable.

Net cash used in operating activities was $18.4 million for the year ended December 31, 2019, reflecting a net loss of $27.2 million, offset by a net change of $6.6 million in our net operating assets and non-cash charges of $2.2 million. The non-cash charges primarily consist of changes in the fair value of the Series A preferred share tranche obligation, depreciation expense, share-based compensation expense for option grants to employees, non-cash lease expense as well as foreign exchange gains and losses. The change in our net operating assets and liabilities was primarily due to an increase of $8.1 million in deferred revenue from the upfront payments received from Ono pursuant to the terms of our collaboration and an increase of $1.7 million in accounts payable, accrued expenses and other current liabilities, partially offset by a decrease of $0.4 million in operating lease liabilities and an increase of $2.8 million for prepaid expenses, research and development tax credits receivable, other receivables and other non-current assets.

The $12.3 million decrease in cash used in operating activities for the year ended December 31, 2020 compared to December 31, 2019 is primarily due to  an increase in research and development expenses and general and administrative expenses as a result of our increased efforts towards identifying a product candidate in our RP-6306 CCNE1-SL inhibitor program and advancing the development of RP-3500 and an increase in prepaid expenses as a result of D&O insurance costs and research and development costs paid upfront. These increases were offset by the $50.0 million upfront payment received from Bristol Myers Squibb in the second quarter of 2020 pursuant to our collaboration and license agreement, partially offset by $8.1 million upfront payment received from Ono in the first quarter of 2019 under the terms of our collaboration agreement for our Polθ inhibitor program, as well as an increase in accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities was $9.8 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively, and resulted from the purchases of property and equipment as well as the investment of $7.5 million in marketable securities in late December 2020.

Financing Activities

Net cash provided by financing activities was $247.8 million for the year ended December 31, 2020, consisting primarily of net proceeds from our IPO and the issuance of a warrant to an affiliate of Bristol Myers Squibb in the second quarter of 2020. Net cash provided by financing activities was $103.2 million for the year ended December 31, 2019, consisting of net proceeds from the issuance of Series A preferred shares in January 2019 and net proceeds from the issuance of Series B preferred shares in September 2019.

Effect of Exchange Rate Fluctuations on Cash Held

The effect of exchange rate fluctuations on cash held was a loss of $0.6 million and a gain of $0.6 million for the years ended December 31, 2020 and 2019, respectively, and resulted from fluctuations in foreign exchange rates. From December 31, 2019 to December 31, 2020, the relative value of the U.S. dollar to the Canadian dollar decreased by approximately 2%. As at December 31, 2020, our Canadian dollar-denominated cash balance was CA$2.0 million.

Contractual Obligations and Commitments

The following table summarizes our commitments to settle contractual obligations at December 31, 2020, other than leases which are recognized as operating lease liabilities in our balance sheet:

	Payments Due By Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Collaboration and research agreements	$8,657	$1,525	$4,766	$2,366	$-
Total	$8,657	$1,525	$4,766	$2,366	$-

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Collaboration and Research Agreements

Collaboration and research agreement obligations primarily relate to a strategic collaboration agreement that we entered into with the University of Texas M. D. Anderson Cancer Center, or MDACC, in March 2020. The collaboration consists of preclinical studies and clinical trials designed by us and MDACC with the research to be completed by MDACC. We have agreed to commit $10.0 million in the aggregate to fund the collaboration, with payments to be made over a period of five years, of which $2.0 million was paid in April 2020.

Collaboration and research agreement obligations also relate to the agreement we entered into with the Broad Institute Inc., or Broad, in February 2019, under which Broad will perform specialty screening services at our request over the course of a three-year term in exchange for payments of $0.5 million per year, totaling $1.5 million in the aggregate.

Purchase and Other Obligations

In the normal course of business, we enter into contracts with CROs and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and provide for termination 30 to 90 days’ prior written notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2020.

In the normal course of business, we have also entered into a research and development service agreement with a third party which provides for potential milestone payments by us, contingent on the achievement of clinical development milestones. The maximum amount that would be paid if all milestones, however unlikely, are achieved is $1.75M. This agreement also requires termination payments of up to $0.5M should we cancel the agreement without cause prior to completion of certain research and development services. These payments are not included in the table above as they entail uncertainties in relation to the amount and timing of such payments as they are dependent on milestone achievements or termination.

We have further entered into license agreements under which we are obligated to make milestone and royalty payments and incur annual maintenance fees. We have not included future milestone or royalty payments under these agreements in the table above since the payment obligations are contingent upon future events, such as achieving certain clinical and commercial milestones or generating product sales. As of December 31, 2020, we were unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales. See the section titled “—License and Collaboration Agreements” elsewhere in this Annual Report as well as Note 7 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our license agreements.

Indemnification agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. To date, we have not incurred any material costs as a result of such indemnifications. We are not aware of any indemnification arrangements could have a material effect on our financial position, results of operations or cash flows, and we have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2020.

Critical Accounting Policies and Significant Judgments and Estimates

This management’s discussion and analysis is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

While our accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies used in the preparation of our consolidated financial statements require the most significant judgments and estimates. See Note 2 to our annual consolidated financial statements included elsewhere in this Annual Report for a description of our other significant accounting policies.

Revenue Recognition

In the year ended December 31, 2020, our revenue was generated from our Bristol Myers Squibb collaboration agreement. We also have a collaboration agreement with Ono, from which revenue has yet to be recognized.

We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers (“ASC 606”). We enter into collaboration and license agreements, which are within the scope of ASC 606, to discover, develop, manufacture, and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (i) licenses to compounds directed to specific targets (referred to as “exclusive licenses”) and (ii) research and development activities to be performed on behalf of the collaboration partner related to the licensed targets. Payments to us under these agreements may include non-refundable license fees, customer option exercise fees, payments for research activities, reimbursement of certain costs, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) we identify the contract(s) with a customer; (ii) we identify the performance obligations in the contract; (iii) we determine the transaction price; (iv) we allocate the transaction price to the performance obligations in the contract; and (v) we recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

As part of the accounting for these arrangements, we must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We use judgment to determine whether milestones or other variable consideration, except for sales-based royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. In determining the stand-alone selling price of a license to our proprietary technology or a material right provided by a customer option, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating estimated stand-alone selling price, we evaluate whether changes in the key assumptions used to determine estimated stand-alone selling price will have a significant effect on the allocation of arrangement consideration between performance obligations.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within one year following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within one year following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

Exclusive Licenses – If the license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, we consider relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation and whether the license is the predominant promise within the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the license is the predominant promise, and it is determined that the license represents functional intellectual property (“IP”), revenue is recognized at the point in time when control of the license is transferred. If it is determined that the license does not represent functional IP, revenue is recognized over time using an appropriate method of measuring progress.

Research and Development Services – The obligations under our collaboration and license agreements generally include research and development services to be performed by us to benefit the collaboration partner. For performance obligations that include research and development services, we generally recognize revenue allocated to such performance obligations based on an appropriate measure of progress. We utilize judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure such as costs incurred. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and thereby periods of which revenue should be recognized, are subject to estimates by management and may change over the course of the contract. Reimbursements from the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

Customer Options – Our arrangements may provide a collaborator with the right to acquire additional goods or services in the future. Under these agreements, fees may be due to us (i) at the inception of the arrangement as an upfront fee or payment or (ii) upon the exercise of the customer option. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the inception of the arrangement. We allocate the transaction price to material rights based on the relative stand-alone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires. To date, we have not recognized any revenue related to such customer options.

Milestone Payments – At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to our efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, we generally allocate the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur. To date, we have not recognized any revenue related to the achievement of such milestones.

Royalties – For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

Accrued Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

We base our expenses related to research and development activities on our estimates of the services received and efforts expended pursuant to quotes and contracts with vendors that conduct research and development on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid balance accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed, it could result in us reporting amounts that are too high or too low in any particular period.

Share-Based Compensation

We measure share-based compensation based on the grant date fair value of the share-based awards and recognize share-based compensation expense on a straight-line basis over the requisite service period of the awards, which is generally the vesting period of the respective award. For non-employee awards, compensation expense is recognized as the services are provided, which is generally ratably over the vesting period.

Share-based compensation expense is classified in our consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. We recognize share-based compensation expense for the portion of awards that have vested. Forfeitures are accounted for as they occur.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. The fair value of each restricted common shares award is estimated on the date of grant based on the fair value of our common share on that same date. Prior to our IPO, as there was no public market for our common shares, we determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. We expect to continue using such methodology until we have adequate historical data regarding the volatility of the trading price of our common shares on Nasdaq. The expected term of our options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. With the adoption of ASU 2018-07, we applied the nonpublic entity practical expedient for calculating the expected term of non-employee awards, using the midpoint between the vesting date and the contractual term, which is consistent with the method used for employee awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We have not paid, and do not anticipate paying, dividends on our common shares; therefore, the expected dividend yield is assumed to be zero.

Prior to our IPO, as there was no public market for our common shares, the historical estimated fair value of our common shares was approved by our board of directors, considering our most recently available independent third-party valuations of common shares. In accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, a third-party valuation firm prepared valuations of our common shares using either an option pricing method, or OPM, or a hybrid method, both of which used market approaches to estimate our enterprise value. The OPM treats common shares and preferred shares as call options on the total equity value of a company, with exercise prices based on the value thresholds at which the allocation among the various holders of a company’s securities changes. Under this method, the common shares have value only if the funds available for distribution to shareholders exceeded the value of the preferred share liquidation preferences at the time of the liquidity event, such as a strategic sale or a merger. A discount for lack of marketability of the common shares is then applied to arrive at an indication of value for the common shares. The hybrid method is a probability-weighted expected return method, or PWERM, where the equity value in one or more scenarios is calculated using an OPM. The PWERM is a scenario-based methodology that estimates the fair value of common shares based upon an analysis of future values for the company, assuming various outcomes. The common share value is based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available as well as the rights of each share class. The future value of the common share under each outcome is discounted back to the valuation date at an appropriate risk-adjusted discount rate and probability weighted to arrive at an indication of value for the common share.

In addition to considering the results of the third-party valuations, our board of directors considered various objective and subjective factors to determine the fair value of our common shares as of each grant date, which may be a date later than the most recent third-party valuation date, including:

•	the prices at which we sold preferred shares and the superior rights and preferences of the preferred shares relative to our common shares at the time of each grant;
•	the progress of our research and development efforts, including the status of preclinical studies for our product candidates;
•	the lack of liquidity of our equity as a private company;
•	our stage of development and business strategy and the material risks related to our business and industry;
•	the achievement of enterprise milestones, including entering into collaboration and license agreements;
•	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;
•	any external market conditions affecting the biotechnology industry, and trends within the biotechnology industry;
•

the likelihood of achieving a liquidity event for the holders of our preferred shares and holders of our common shares, such as an initial public offering or a sale of our company, given prevailing market conditions; and

•	the analysis of IPOs and the market performance of similar companies in the biopharmaceutical industry.

There are significant judgments and estimates inherent in these valuations. These judgments and estimates include assumptions regarding our future operating performance, the stage of development of our product candidates, the timing of a potential IPO or other liquidity event and the determination of the appropriate valuation methodology at each valuation date. The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. Following our IPO, the fair value of our common shares has been determined based on the quoted market price of our common shares.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Adopted Accounting Pronouncements

See note 2 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our financial statements.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions, as an emerging growth company, we are entitled to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis.

We will remain an emerging growth company until the earlier to occur of (1) (a) December 31, 2025, (b) the last day of our fiscal year in which we have total annual gross revenues of at least $1.0 billion or (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last day of the second quarter of our fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the year ended December 31, 2020, we earned $0.2 million in interest income from cash balances held in interest bearing bank accounts. In the year ended December 31, 2020, we have also invested $7.5 million in short-term U.S. Treasury bills. We do not enter into investments for trading or speculative purposes. The objective of holding marketable securities is to invest our excess cash resources in investment vehicles that diversify our cash holdings and provide a guaranteed rate of return, with limited risk to the principal amount invested.  We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Income items and expenses are translated using the average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, research and development tax credits receivable, other receivables, restricted cash, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our December 31, 2020 Canadian dollar net exposure, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in an increase of approximately $0.1 million on our net loss.

We are also exposed to currency risk through our collaboration agreement with Ono as future payments receivable under our collaboration agreement, if any, are denominated in Japanese yen.

Item 8. Financial Statements and Supplementary Data.

REPARE THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repare Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Repare Therapeutics Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, convertible preferred shares and shareholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Montréal, Canada

March 4, 2021

Repare Therapeutics Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$326,184	$94,797
Marketable securities	7,526	—
Research and development tax credits receivable	2,011	1,080
Other receivables	4,153	1,976
Prepaid expenses	6,678	719
Total current assets	346,552	98,572
Property and equipment, net	3,948	2,390
Restricted cash	212	208
Operating lease right-of-use assets	4,674	1,034
Other assets	288	359
Deferred tax assets	1,412	132
TOTAL ASSETS	$357,086	$102,695
LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,251	$2,127
Accrued expenses and other current liabilities	5,975	1,276
Operating lease liabilities, current portion	697	625
Deferred revenue, current portion	2,073	—
Income tax payable	18	218
Total current liabilities	11,014	4,246
Operating lease liabilities, net of current portion	3,308	439
Deferred revenue, net of current portion	55,934	8,142
TOTAL LIABILITIES	70,256	12,827
Commitments and Contingencies (note 16)
Series A convertible Preferred Shares, no par value per share; 0 shares and unlimited shares authorized as of December 31, 2020 and 2019, respectively; 0 shares and 11,090,135 shares issued and outstanding as of December 31, 2020 and 2019, respectively; liquidation and redemption value of $0 and $52,750 as of December 31, 2020 and 2019, respectively	—	53,749
Series B convertible Preferred Shares, no par value per share; 0 shares and unlimited shares authorized as of December 31, 2020 and 2019, respectively; 0 shares and 10,468,258 shares issued and outstanding as of December 31, 2020 and 2019, respectively; liquidation and redemption value of $0 and $82,496 as of December 31, 2020 and 2019, respectively	—	82,248
TOTAL CONVERTIBLE PREFERRED SHARES	—	135,997
SHAREHOLDERS’ EQUITY (DEFICIT):
Preferred shares, no par value per share; unlimited shares authorized and 0 shares authorized as December 31, 2020 and 2019, respectively; 0 shares issued and outstanding as of December 31, 2020, and 2019, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of December 31, 2020 and 2019; 36,902,924 and 1,528,374 shares issued and outstanding as of December 31, 2020 and 2019, respectively	384,313	1
Additional paid-in capital	5,875	3,811
Accumulated deficit	(103,358)	(49,941)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	286,830	(46,129)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED SHARES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$357,086	$102,695

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue:
Collaboration agreements	$135	$-
Operating expenses:
Research and development, net of tax credits	40,091	20,995
General and administrative	14,346	5,382
Total operating expenses	54,437	26,377
Loss from operations	(54,302)	(26,377)
Other (expense) income, net
Realized and unrealized (loss) gain on foreign exchange	(664)	712
Change in fair value of Series A Preferred Share tranche obligation	—	(1,350)
Interest income	240	—
Other expense	(16)	(6)
Total other expense, net	(440)	(644)
Loss before income taxes	(54,742)	(27,021)
Income tax benefit (expense)	1,325	(195)
Net loss and comprehensive loss	$(53,417)	$(27,216)
Net loss attributable to common shareholders—basic and diluted	$(53,417)	$(27,216)
Net loss per share attributable to common shareholders—basic and diluted	$(2.66)	$(17.81)
Weighted-average common shares outstanding—basic and diluted	20,045,602	1,528,374

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(In thousands of U.S. dollars, except share data)

	Convertible Preferred Shares								Total
	Series A		Series B		Common Shares		Additional		Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance, January 1, 2019	6,813,340	$31,873	—	$—	1,528,374	$1	$340	$(22,725)	$(22,384)
Issuance of Series A convertible Preferred Shares, net of issuance costs of $5	4,276,795	21,876	—	—	—	—	—	—	—
Series A Tranche 3 termination	—	—	—	—	—	—	2,960	—	2,960
Issuance of Series B convertible Preferred Shares, net of issuance costs of $248	—	—	10,468,258	82,248	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	511	—	511
Net loss and comprehensive loss	—	—	—	—	—	—	—	(27,216)	(27,216)
Balance, December 31, 2019	11,090,135	$53,749	10,468,258	$82,248	1,528,374	$1	$3,811	$(49,941)	$(46,129)
Exercise of vested stock options	—	—	—	—	416,157	1,272	(473)	—	799
Share-based compensation expense	—	—	—	—	—	—	2,537	—	2,537
Issuance of common shares upon initial public offering, net of issuance costs of $20,957	—	—	—	—	12,650,000	232,043	—	—	232,043
Conversion of convertible preferred shares into an equivalent number of common shares	(11,090,135)	(53,749)	(10,468,258)	(82,248)	21,558,393	135,997	—	—	135,997
Issuance of warrant and conversion into common shares	—	—	—	—	750,000	15,000	—	—	15,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	(53,417)	(53,417)
Balance, December 31, 2020	—	$—	—	$—	36,902,924	$384,313	$5,875	$(103,358)	$286,830

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Year Ended December 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss and comprehensive loss for the year	$(53,417)	$(27,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,537	511
Depreciation expense	897	605
Change in fair value of Series A Preferred Shares tranche obligation	—	1,350
Non-cash lease expense	890	362
Foreign exchange (gain) loss	588	(629)
Deferred tax asset	(1,280)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,988)	(466)
Research and development tax credits receivable	(909)	(566)
Other receivables	(2,038)	(1,347)
Other non-current assets	71	(464)
Accounts payable	17	833
Accrued expenses and other current liabilities	4,573	611
Operating lease liabilities, current portion	(225)	21
Income tax payable	(200)	218
Operating lease liabilities, net of current portion	(465)	(394)
Deferred revenue	49,865	8,142
Net cash used in operating activities	(6,084)	(18,429)
Cash Flows From Investing Activities:
Purchase of property and equipment	(2,237)	(1,304)
Purchase of marketable securities	(7,526)	—
Net cash used in investing activities	(9,763)	(1,304)
Cash Flows From Financing Activities:
Proceeds from issuance of Series A Preferred Shares, net	—	20,995
Proceeds from issuance of Series B Preferred Shares, net	—	82,248
Proceeds from exercise of stock options	799	—
Proceeds from issuance of warrant	15,000	—
Net proceeds from issuance of common shares in initial public offering	232,043	—
Net cash provided by financing activities	247,842	103,243
Effect of exchange rate fluctuations on cash held	(604)	566
Net Increase In Cash And Cash Equivalents And Restricted Cash	231,391	84,076
Cash and cash equivalents and restricted cash at beginning of year	95,005	10,929
Cash and cash equivalents and restricted cash at end of year	$326,396	$95,005
Reconciliation Of Cash And Cash Equivalents And Restricted Cash
Cash and cash equivalents	$326,184	$94,797
Restricted cash	212	208
Total cash and cash equivalents and restricted cash	$326,396	$95,005
Supplemental Disclosure Of Cash Flow Information:
Cash interest received	$216	$—
Cash taxes paid	$156	$23
Property and equipment purchases incurred but not yet paid	$218	$40
Right-of-use assets obtained in exchange for new operating lease liability	$4,538	$1,074
Conversion of Series A and B Preferred Shares into common shares	$135,997	$—
Conversion of warrant into common shares	$15,000	$—

The accompanying notes are an integral part of these consolidated financial statements

REPARE THERAPEUTICS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollars, except per share data, unless otherwise specified)

1. Organization and Nature of Business

Repare Therapeutics Inc. (“Repare” or the “Company”) is a precision medicine oncology company focused on the development of synthetic lethality-based therapies to patients with cancer. The Company was incorporated under the Canada Business Corporations Act on September 6, 2016. On June 23, 2020, immediately prior to the completion of its initial public offering (the “IPO”), the Company was continued as a corporation under the Business Corporations Act (Québec).

On June 12, 2020, the Company effected a 1-for-6.062 reverse stock split of the Company’s share capital. Accordingly, all common shares, Series A and B convertible preferred shares, stock options and per share amounts in these consolidated financial statements have been retroactively adjusted to reflect the reverse stock split on a retroactive basis for all periods presented.

On June 23, 2020, the Company completed its IPO of 12,650,000 of its common shares, including the exercise in full by the underwriters of their option to purchase up to 1,650,000 additional common shares, for aggregate gross proceeds of $253.0 million. The Company’s shares began trading on the Nasdaq Global Select Market under the ticker symbol “RPTX” on June 19, 2020. The Company received $232.0 million in net proceeds after deducting underwriting discounts and commissions and other offering expenses payable by the Company. Upon closing of the IPO, all outstanding convertible preferred shares converted into 21,558,393 common shares and the outstanding warrant was automatically exercised into 750,000 common shares.

Since inception, the Company has incurred operating losses. As at December 31, 2020, the Company had an accumulated deficit of $103.4 million. The Company does not have any products approved for sale and has financed its operations primarily through equity financings and funding from its collaboration agreements. Based on its current operating plan, the Company expects that its existing cash and cash equivalents, restricted cash and marketable securities on hand will be sufficient to fund its operating and capital expenditures through 2022.

There can be no assurance that the Company will be able to obtain additional debt or equity financing, or generate product revenue or revenue from collaboration agreements, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations and financial condition.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Repare Therapeutics USA Inc. (“Repare USA”), which was incorporated under the laws of Delaware on June 1, 2017. The financial statements of Repare USA are prepared for the same reporting period as the parent company, using consistent accounting policies. All intra-group transactions, balances, income, and expenses are eliminated in full upon consolidation.

Foreign Currencies

The functional currency for the Company and Repare USA is the U.S. dollar (“USD”). Accordingly, transactions denominated in currencies other than the functional currency are measured and recorded in the functional currency at the exchange rate in effect on the date of the transactions. At each consolidated balance sheet date, monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using the exchange rate in effect at that date. Non-monetary assets and liabilities and revenue and expense items denominated in foreign currencies are translated into the functional currency using the exchange rate prevailing at the dates of the respective transactions. Any gains or losses arising on remeasurement are included in the consolidated statement of operations.

Segment Information

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is the research, development and commercialization of precision oncology drugs targeting specific vulnerabilities of tumors in genetically defined patient populations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued research and development expenses, share-based compensation, right-of-use assets and lease liabilities and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.

COVID-19 Pandemic

With the global spread of the ongoing COVID-19 pandemic, the Company established a cross-functional task force and has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business, including its preclinical studies and its ongoing and planned clinical trials. The Company’s operations are considered as an “essential business” and therefore, the Company is continuing to operate during this period. The Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, and results of operations could be materially adversely affected. The Company continues to closely monitor the COVID-19 pandemic as it evolves its business continuity plans, clinical development plans and response strategy. As of the date of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to the Company’s financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks and amounts held in money market funds.

Marketable Securities

The Company classifies marketable debt securities with a remaining maturity of greater than three months when purchased as available-for-sale. Marketable debt securities with a remaining maturity date greater than one year are classified as non-current where the Company has the intent and ability to hold these securities for at least the next 12 months.

The Company’s marketable securities consist of U.S. treasury bills with original maturities greater than 90 days. All of the Company’s marketable securities have a contractual maturity of one year or less. The Company considers its investment portfolio of U.S. treasury bills to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains and losses are reported in accumulated other comprehensive items in shareholders’ equity (deficit). Amortization and accretion of premiums and discounts are recorded in interest income (expense). Realized gains or losses on debt securities are included in other income (expense).

If any adjustments to fair value reflect a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is other than temporary and, if so, marks the investment to market on the Company’s statement of operations and comprehensive income (loss).

Restricted Cash

As of December 31, 2020 and 2019, restricted cash consisted of $0.2 million and $0.2 million, respectively, used to secure a letter of credit denominated in a foreign currency for the benefit of the landlord in connection with one of the Company’s lease agreements (Note 8).

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in accredited financial institutions which may periodically exceed insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company’s exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. There are balances in Canadian dollars which are subject to foreign currency fluctuations relating to the impact of translating to U.S. dollars for financial statement presentation.

As of December 31, 2020 and 2019, the Company had no significant off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For each of the years ended December 31, 2020 and 2019, comprehensive loss was equal to net loss.

Fair Value Measurements

Certain assets and liabilities of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•

Level 2 – Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the

Company in determining fair value is greatest for instruments categorized in Level 3. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

An entity may choose to measure financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

The estimated fair values of the Company’s cash and cash equivalents, restricted cash, other assets, accounts payable and accrued expenses and other current liabilities approximate their carrying values.

The Company’s marketable securities are carried at fair value, determined according to Level 1 inputs in the fair value hierarchy described above.

The Company’s Series A Preferred Share Tranche Obligation liabilities are carried at fair value, determined according to Level 3 inputs in the fair value hierarchy described above. In January 2019, in connection with the closing of the second tranche of Series A Preferred Shares, the liability related to the Series A second tranche obligation was settled. In September 2019, in connection with the Company’s issuance and sale of Series B Preferred Shares, the liability related to the Series A third tranche obligation was terminated (see Notes 3 and 9).

Property and Equipment, Net

Property and equipment is stated at historical cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are as follows:

Asset Category	Estimated Useful Lives
Computer equipment	3 years
Office equipment	5 years
Laboratory equipment	5 years
Leasehold improvements	the shorter of the lease term and the useful life

When assets are retired or disposed of, the assets and related accumulated depreciation are derecognized from the accounts, and any resulting gain or loss is included in the determination of net loss. Expenditures for maintenance and repairs are recorded to expense as incurred.

Impairment of Long-Lived Assets

The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying value to the future net undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if indicators of impairment are present. To date, no such impairment losses have been recorded.

Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Leases with a term greater than one year are recognized on the consolidated balance sheet as a right-of-use asset and current and non-current lease liabilities, as applicable.

Operating lease liabilities and their corresponding right-of-use assets are initially recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Prospectively, the Company will adjust the right-of-use assets for straight-line rent expense or any incentives received and remeasure the lease liability at the net present value using the same incremental borrowing rate that was in effect as of the lease commencement or transition date.

The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

Assumptions made by the Company at the commencement date are re-evaluated upon occurrence of certain events, including a lease modification. A lease modification results in a separate contract when the modification grants the lessee an additional right of use not included in the original lease and when lease payments increase commensurate with the standalone price for the additional right of use. When a lease modification results in a separate contract, it is accounted for in the same manner as a new lease.

In accordance with ASC 842, components of a lease should be split into three categories: lease components, non-lease components and non-components. The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Entities may elect not to separate lease and non-lease components. The Company has elected to account for lease and non-lease components together as a single lease component for all underlying assets and allocate all of the contract consideration to the lease component only.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company enters into collaboration and license agreements, which are within the scope of ASC 606, to discover, develop, manufacture, and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (i) licenses to compounds directed to specific targets (referred to as “exclusive licenses”) and (ii) research and development activities to be performed on behalf of the collaboration partner related to the licensed targets. Payments to the Company under these agreements may include non-refundable license fees, customer option exercise fees, payments for research activities, reimbursement of certain costs, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

The Company first evaluates license and/or collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC 808, Collaborative Arrangements (“ASC 808”), based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC 606.

The Company’s collaborations primarily represent revenue arrangements. For the arrangements or arrangement components that are subject to revenue accounting guidance, in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company applies the five-step model. As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for sales-based royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In determining the stand-alone selling price of a license to the Company’s proprietary technology or a material right provided by a customer option, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating its estimated stand-alone selling price, the Company evaluates whether changes in the key assumptions used to determine its estimated stand-alone selling price will have a significant effect on the allocation of arrangement consideration between performance obligations.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within one year following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within one year following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

Exclusive Licenses – If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, the Company considers relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation and whether the license is the predominant promise within the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the license is the predominant promise, and it is determined that the license represents functional intellectual property (“IP”), revenue is recognized at the point in time when control of the license is transferred. If it is determined that the license does not represent functional IP, revenue is recognized over time using an appropriate method of measuring progress.

Research and Development Services – The obligations under the Company’s collaboration and license agreements generally include research and development services to be performed by the Company to benefit the collaboration partner. For performance obligations that include research and development services, the Company generally recognizes revenue allocated to such performance obligations based on an appropriate measure of progress. The Company utilizes judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure such as costs incurred. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods of which revenue should be recognized, are subject to estimates by management and may change over the course of the contract. Reimbursements from the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

Customer Options – The Company’s arrangements may provide a collaborator with the right to acquire additional goods or services in the future. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement as an upfront fee or payment or (ii) upon the exercise of the customer option. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the inception of the arrangement. The Company allocates the transaction price to material rights based on the relative stand-alone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Milestone Payments – At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur.

Royalties – For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

For a complete discussion of accounting for collaboration revenues, see Note 12.

Research and Development Expenses

Research and development costs are expensed as incurred. The Company’s research and development expenses consist primarily of costs incurred in performing research and development activities, including salaries and other compensation, share-based compensation, fees paid to external service providers, laboratory supplies and costs for facilities and equipment, partially offset by fully refundable research and development tax credits. Non-refundable prepayments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized. Such amounts are expensed as the goods are delivered or the services are performed, or until it is no longer expected that the goods will be delivered, or the services rendered.

Accrued Research and Development Expenses

The Company has entered into various research and development contracts. The payments to these agreements are recorded as research and development expenses as incurred. The Company records accrued liabilities for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgements and estimates are made in determining the accrued balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

Share-Based compensation

The Company accounts for all share-based awards granted to employees and non-employees as share-based compensation expense at fair value.

Since the Company’s IPO in June 2020, the fair value of the underlying common shares is based on the trading price of the Company’s common shares.  Prior to the Company’s IPO, the Company previously engaged an independent valuation firm to determine the fair value of the underlying common shares. The independent valuation firm used valuation techniques and methods that comply with guidance provided by the American Institute of Certified Public Accountants in its Accounting & Valuation Guide. Each valuation methodology included estimates and assumptions that required the Company’s judgment. These estimates and assumptions included a number of objective and subjective factors in determining the value of the Company’s common shares at each grant date, including: (1) prices paid for the Company’s convertible preferred shares, which the Company has sold to outside investors in arm’s-length transactions, and the rights, preferences and privileges of the Company’s convertible preferred shares and common shares; (2) valuations performed by an independent valuation specialist; (3) the Company’s stage of development; (4) the fact that grants of share-based awards involved illiquid securities in a private company; and (5) the likelihood of achieving a liquidity event for the common shares underlying the share-based awards, such as an initial public offering or sale of the Company, given prevailing market conditions.

The measurement date for employee and non-employee awards is the date of grant, and share-based compensation costs are recognized over the employees’ requisite service period, which is the vesting period, on a straight-line basis.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield. As there was no public market for its common shares prior to its IPO, the Company determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. The expected term of the Company’s stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. In connection with the adoption of ASU No. 2018-07, Compensation—Stock Compensation (“ASU No. 2018-07”), the Company calculated the expected term of non-employee awards using the midpoint between the vesting date and the contractual term, which is consistent with the method used for employee awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common shares; therefore, the expected dividend yield is assumed to be zero.

Share-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur. Any consideration paid by employees on exercising stock options and the corresponding portion previously credited to additional paid-in capital are credited to share capital.

Classification of Convertible Preferred Shares

The Company’s convertible preferred shares were classified outside of shareholders’ deficit because the holders of such shares had liquidation rights in the event of a deemed liquidation that, in certain situations, was not solely within the control of the Company. The Company recorded convertible preferred shares at fair value upon issuance, net of any issuance costs or discounts.

Share Issuance Costs

Share issuance costs applicable to the issuance of equity instruments are recorded as a reduction of the financing equity proceeds.

Net Loss per Share

Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, convertible preferred shares and stock options considered to be potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all reporting periods presented.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s consolidated financial statements. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and the tax bases of the assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance against deferred tax assets is recorded if, based on the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The Company accounts for uncertainty in income taxes recognized in the financial statements by applying a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination by the taxing authorities. If the tax position is deemed more-likely-than-not to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, that are considered appropriate as well as the related net interest and penalties.

Research and Development Tax Credits

The Company recognizes the benefit of refundable Canadian research and development tax credits as a reduction of research and development costs when there is reasonable assurance that the amount claimed will be recovered.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until December 31, 2025 or such earlier time that it is no longer an emerging growth company.

Recently Adopted Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808) – Clarifying the Interaction between Topic 808 and Topic 606 (“ASU No. 2018-18”). The amendments in ASU 2018-18 clarify that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer in the context of a unit of account. The amendments under ASU 2018-18 are effective for interim and annual fiscal periods beginning after December 15, 2019, with early adoption permitted. The amendments in ASU 2018-18 should be applied retrospectively to the date of initial application of ASC 606. The adoption of ASU 2018-18 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes-Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public entities, ASU No. 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within. For all other entities, this pronouncement is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The Company is currently assessing the impact of this standard on its financial condition and results of operations.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of December 31, 2020:

Description	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)
Assets
Cash equivalents
Money market funds	$2,455	$2,455	$—	$—
Marketable securities
U.S. Treasury notes	7,526	7,526	—	—
Total financial assets	$9,981	$9,981	$—	$—

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure the fair value. The valuation technique used to measure fair value for the Company’s Level 1 assets is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgements about assumptions market participants would use to estimate the fair value of a financial instrument.

During the year ended December 31, 2020, there were no transfers between fair value measure levels. The Company had no financial assets and liabilities measured at fair value as of December 31, 2019.

Series A Preferred Share Tranche Obligation

The Company determined that its obligation to issue, and the Company’s investors’ obligation to purchase, additional Series A Preferred Shares at a fixed price (i.e., the issuance price) in subsequent tranches following the initial closing of the Series A Preferred Share financing represented a freestanding financial instrument, the Series A Preferred Share Tranche Obligation. The freestanding financial instrument was classified as an asset or liability on the Company’s consolidated balance sheets and initially recorded at fair value, with changes in fair value for each reporting period recognized in other income (expense), net in the consolidated statements of operations and comprehensive loss (Note 9).

In connection with the Company’s issuance of the Series A Preferred Shares in June 2017 (Note 9), the Company recognized the Series A Preferred Share Tranche Obligation at the initial fair value which was determined based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy. The fair value of the obligation was estimated based on results of a third-party valuation. This obligation is remeasured prior to the issuance of subsequent tranches and at each subsequent reporting period. As such, the proceeds from the Series A Preferred Share financing were allocated between the Series A Preferred Share Tranche Obligation and Series A Preferred Shares using the residual method, with the Series A Preferred Share Tranche Obligation being recorded at its fair value and the Series A Preferred Shares at the residual value.

Each tranche obligation is valued as a forward contract. The values were determined using a probability-weighted present value calculation. In determining the fair values of the tranche obligations, estimates and assumptions impacting fair value included the estimated future values of the Company’s Series A Preferred Shares, discount rates, estimated time to liquidity and probability of each tranche closing. The Company determined the per share future value of the Series A Preferred Shares by back-solving to the initial proceeds of the Series A Preferred Share financing. The Company remeasured each tranche obligation at each reporting period and prior to settlement.

A change in the assumptions related to the valuation of the Series A Preferred Share Tranche Obligation could have a significant impact on the value of the obligation.

The Company recorded other expense of $1.35 million  for changes in the fair value of the Series A Preferred Share Tranche Obligation in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019.

The following table provides a roll forward of the aggregate fair value of the Company’s Series A Preferred Share Tranche Obligation for which fair value was determined using Level 3 inputs:

Series A Preferred Share Tranche Obligation
(in thousands)
Balance as of December 31, 2018	$2,490
Change in fair value	1,350
Tranche 2 settlement of obligation	(880)
Tranche 3 termination	(2,960)
Balance as of December 31, 2019	$—

4. Cash and Cash Equivalents and Marketable Securities

As of December 31, 2020, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As at December 31, 2020
Money market funds included in cash and cash equivalents	$2,455	$—	$—	$2,455
Marketable securities:
U.S. Treasury notes	7,526	—	—	7,526
Total	$9,981	$—	$—	$9,981

The amortized cost of marketable securities at December 31, 2020 is equal to their fair value due to the Company investing in marketable securities at the end of year. Accordingly, no unrealized gains or losses were recognized in the year ended December 31, 2020.

As of December 31, 2019, the Company did not hold any money market funds or marketable securities.

5. Property and Equipment, Net

Property and equipment, net as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Computer equipment	$301	$256
Office equipment	216	177
Laboratory equipment	4,718	2,565
Leasehold improvements	706	488
Total	5,941	3,486
Less: Accumulated depreciation	(1,993)	(1,096)
Property and equipment, net	$3,948	$2,390

In the year ended December 31, 2020, the Company recognized depreciation expense of $0.9 million, of which $0.8 million was included in research and development expense and $0.1 million was included in general and administrative expense. In the year ended December 31, 2019, the Company recognized depreciation expense of $0.6 million, of which $0.5 million was included in research and development expense and $0.1 million was included in general and administrative expense.

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$2,771	$1,043
Accrued research and development expense	2,584	208
Accrued professional services	436	21
Other	184	4
Total accrued expenses and other current liabilities	$5,975	$1,276

7. License Agreements

In December 2016, as further amended in February 2017 and amended and restated in July 2018, the Company entered into a license agreement (the “NYU Agreement”) with New York University, pursuant to which the Company obtained a worldwide, royalty-bearing, exclusive license under certain patents and know-how of New York University to research, develop and commercialize products covered by such licensed patents. The Company is required to pay New York University an annual non-refundable license fee, which is creditable against future milestone and royalty payments. The Company is required to pay amounts up to approximately $6.7 million in the aggregate upon achievement of certain clinical and commercial milestones and pay a low single digit royalty on future net sales of any product covered by a licensed product and a lower-single digit royalty on future net sales of any product not covered by a licensed product. The NYU Agreement expires on the date of expiration of all royalty obligations.

Any potential future milestone or royalty payment amounts have not been accrued at December 31, 2020 and 2019 due to the uncertainty related to the successful achievement of these milestones.

8. Leases

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of December 31, 2020, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

In June 2017, the Company entered into a lease agreement for office and laboratory space in Montreal, Quebec, for a four-year term, ending in July 2021. As required under the terms of the lease agreement, the lease requires a standby letter of credit in the amount of $212, which remains unused as of December 31, 2020.

In November 2017, and as further amended throughout 2018, 2019 and 2020, the Company entered into a lease agreement for office and laboratory space located in Montreal, Quebec, for a three-year term ending in October 2020 which was extended through October 2022.

In June 2019, and further amended in August 2019, the Company entered into a lease agreement for office space in Cambridge, Massachusetts, for a two-year term, ending in May 2021.

In November 2019, the Company entered into a lease agreement for office and laboratory space for a 5 year term located in Montreal, Quebec which commenced in September 2020. The Company has an option for a 5 year renewal, which has not been recognized in the Company’s right-of-use asset or lease liability. As required under the terms of the lease agreement, the Company incurred prepaid rent of $1.0 million prior to commencement of the lease term, with the current portion previously accounted for within prepaid expenses and other current assets and the long-term portion accounted for within other assets. As of the commencement of the lease term, this prepaid rent has been reclassified to the right-of-use asset.

The following tables contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
	(in thousands)
Operating Leases
Lease Cost
Operating lease cost	$999	$411
Short-term lease cost	51	12
Variable lease cost	161	248
Total lease cost	$1,211	$671

	December 31, 2020	December 31, 2019
Other Operating Lease Information	(in thousands, except as specified otherwise)
Operating cash flows for operating leases	$802	$426
Right-of-use assets obtained in exchange for new operating lease liability	$4,538	$1,074
Weighted-average remaining lease term	4.5 years	1.79 years
Weighted-average discount rate	5.1%	7.6%

Variable lease costs for the years ended December 31, 2020 and 2019 include contingent rental usage, common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of December 31, 2020 were as follows:

December 31, 2020
(in thousands)
Maturity of Lease Liabilities
2021	$871
2022	780
2023	1,053
2024	1,069
2025	720
Total lease payments	$4,493
Less: interest	(488)
Total lease liabilities	$4,005

9. Convertible Preferred Shares

In June 2017, the Company authorized the issuance of an unlimited number of Series A Preferred Shares with no par value in connection with the sale and issuance of up to 13,237,696 Series A Preferred Shares. The Series A Preferred Share financing was structured to close in three tranches, each contingent upon the achievement of certain specified milestones.

In June 2017, in connection with the closing of the first tranche of Series A Preferred Shares, the Company issued 5,906,049 Series A Preferred Shares at $4.91 per share for total proceeds of $29.0 million, net of issuance costs of $0.04 million and converted previously issued and outstanding Convertible Notes amounting to $4.5 million issued in October 2016 and April 2017 into 907,291 Series A Preferred Shares. The terms included the obligation of the investors to purchase, and the Company to sell, up to 7,331,647 additional Series A Preferred Shares contingent upon the achievement of certain specified milestones. The Company concluded that the obligation and right to make future issuances of Series A Preferred Shares met the definition of a freestanding financial instrument, as the rights were legally detachable from the Series A Preferred Shares (Note 3). In January 2019, in connection with the closing of the second tranche of Series A Preferred Shares, the Company issued 4,276,795 Series A Preferred Shares at $4.91 per share for total gross proceeds of $21.0 million, and the liability related to the Series A second tranche obligation was settled and recognized at fair value as Series A Preferred Shares.

In August 2019, the Company authorized the issuance of an unlimited number of Series B Preferred Shares with no par value. In September 2019, the Company issued 10,468,258 Series B Preferred Shares to existing and new investors at $7.88 per share for total proceeds of $82.5 million. In connection with the issuance and sale of Series B Preferred Shares, the Series A third tranche obligation liability was terminated and recognized as additional paid-in-capital.

The carrying value of the Series A Preferred Shares was based on the net proceeds received at initial issuance net of the fair value of the Series A Preferred Share Tranche Obligation. At issuance of the first and second tranches, no beneficial conversion features were present. The carrying value of the Series B Preferred Shares was based on the net proceeds received. At initial issuance, no beneficial conversion features were present.

Upon completion of the IPO in June 2020, all issued and outstanding Series A and Series B convertible preferred shares were converted into 21,558,393 common shares and the existing classes of Series A and Series B convertible preferred shares were removed.

As of December 31, 2019, preferred shares consisted of the following in the table below:

	December 31, 2019
	Preferred Shares Issued and Outstanding	Carrying Value	Liquidation Value	Common Shares Issuable Upon Conversion
	(in thousands, except share amounts)
Series A Preferred Shares	11,090,135	$53,749	$52,750	11,090,135
Series B Preferred Shares	10,468,258	82,248	82,496	10,468,258
	21,558,393	$135,997	$135,246	21,558,393

The following is a summary of the rights and privileges of the holders of the preferred shares.

Voting Rights

The holders of preferred shares were entitled to vote, together with the holders of common shares, on all matters submitted to the shareholders for a vote and were entitled to the number of votes equal to the number of whole common shares into which the preferred shares held by such holders could convert on the record date for determination of shareholders entitled to vote. Except for meetings at which only holders of another specified class are entitled to vote, the holders of preferred shares would vote together with the holders of common shares and vote as a single class.

Dividends

The holders of the preferred shares were entitled to receive, prior and in preference to any dividends on any other common shares of the Company, noncumulative dividends of 8% per annum of the sum of the preferred shares issuance price and all declared but unpaid dividends accrued thereon only when and if declared by the board of directors.

Conversion

The preferred shares were convertible into common shares on a one-to-one basis.

Each preferred share was convertible into common shares, at any time, at the option of the holder, and without the payment of additional consideration, at the applicable conversion ratio in effect for preferred shares, which was initially one-to-one and subject to adjustment for certain anti-dilutive events. In addition, each preferred share was automatically converted into common shares at the applicable conversion ratio in effect for preferred shares upon either (i) the closing of a qualified initial public offering of its common shares at a price per share of at least $15.76 per share (subject to adjustment for any share split, combination or dividend or distribution payable) resulting in $50,000 or more in gross proceeds to the Company, or (ii) the election to convert the preferred shares by at least 70% of the holders of preferred shares.

Liquidation Rights

In the event of any liquidation, dissolution or winding-up of the affairs of the Company, or unless waived by 70% of the holders of preferred shares, a sale of the Company that resulted in a change of control or a sale of substantially all of the Company’s assets or intellectual property, the holders of preferred shares were entitled to be paid, in priority to the holders of any other class of shares, a liquidation preference equal to the aggregate of all accrued but unpaid dividends on the preferred shares. After satisfying the liquidation preference, the holders of record of preferred shares would have been entitled to receive ratably with the holders of common shares the residual assets of the Company on an as-converted basis.

10. Shareholders’ Equity (Deficit)

Convertible Preferred Shares

The Company’s Series A and Series B convertible preferred shares were convertible on a one-to-one basis into common shares. Upon completion of the IPO, all issued and outstanding Series A and Series B convertible preferred shares were converted into 21,558,393 common shares and the existing class of Series A and Series B convertible preferred shares were removed.

Preferred Shares

Effective upon the closing of the IPO, the Company authorized for issue an unlimited number of preferred shares, issuable in series, having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights as the board of directors of the Company may determine, and such rights and privileges, including dividend and voting rights, may be superior to those of the common shares. No preferred shares were issued and outstanding as of December 31, 2020.

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

Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote. The holders of common shares are entitled to receive dividends, as may be declared by the board of directors, if any. Through December 31, 2020, no cash dividends have been declared or paid.

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

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (“ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of January 1, 2021, the number of common shares that may be issued under the ESPP is 696,029.

The ESPP enables eligible employees to purchase common shares of the Company at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. Payroll deductions that have accumulated during a particular offering are used to purchase shares of the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or suspend contributions to the ESPP. If the participant elects to withdraw during an offering, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. The ESPP purchases only whole shares of the Company’s shares. The Company’s first ESPP offering period began February 16, 2021 and will end on August 13, 2021. Subsequent offering periods will be on a rolling six-month basis.

As of December 31, 2020, no common shares have been issued under the ESPP.

11. Share-Based Compensation

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of stock options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through

January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of January 1, 2021, the number of common shares reserved for issuance under the 2020 Plan is 5,780,864.

The 2020 Plan is administered by the board of directors. The exercise prices, vesting and other restrictions are determined by the board of directors, except that the exercise price per share of stock option may not be less than 100% of the fair value of the common share on the date of grant, determined based on the average of the daily volume-weighted average trading price of shares on each of the five trading days immediately preceding the date of grant.

Stock options awarded under the 2020 Plan expire 10 years after the grant and generally have vesting conditions of 25% on the first anniversary of the date of grant and 75% on a monthly basis at a rate of 1/36th unless otherwise decided by the Company’s board of directors.

Option Activity

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2020	2019
Risk-free interest rate	0.45%	1.94%
Expected term (in years)	6.07	6.10
Expected volatility	72.26%	71.41%
Expected dividend yield	0.00%	0.00%

The grant date fair value of stock options granted was $11.73 per option in 2020 and $1.27 per option in 2019.

The following table summarizes the Company’s stock option activity:

	2020				2019
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Intrinsic value (in thousands)	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding, January 1	3,505,119	$2.07	8.98		907,315	$1.66	8.55
Granted	1,083,274	$18.57			2,761,034	$2.21
Exercised	(416,157)	$1.92			-	$-
Forfeited	(40,113)	$3.91			(163,230)	$2.06
Outstanding, December 31	4,132,123	$6.39	8.64	$115,328	3,505,119	$2.07	8.98

Options exercisable, December 31	1,217,497	$1.96	7.87	$39,374	611,927	$1.69	6.75
Options unvested, December 31	2,914,626	$8.25	8.96	$75,926	2,893,192	$2.15	9.45

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those stock options that had an exercise price lower than the fair value of the Company’s common shares.

The aggregate intrinsic value of options exercised during the year ended December 31, 2020 was $5.7 million.

The total fair value of options vested during the years ended December 31, 2020 and 2019 was $1.3 million and $0.3 million, respectively.

During the year ended December 31, 2020, an aggregate of 416,157 options were exercised at a weighted-average exercise price of $1.92 per share, for aggregate proceeds of $0.8 million. As a result, an amount of $0.5 million previously included in additional paid-in-capital related to the exercised options has been credited to common shares and deducted from additional paid-in-capital.

Share-Based Compensation

Share-based compensation expense was allocated as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Research and development	$890	$250
General and administrative	1,647	261
Total share-based compensation expense	$2,537	$511

As of December 31, 2020 and 2019, there was $13.6 million and $3.6 million of unrecognized share-based compensation expense related to unvested stock options, respectively. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average remaining vesting period of 2.6 and 3.2 years at December 31, 2020 and 2019, respectively.

12. Collaborations

Ono

In January 2019, the Company entered into a research services, license and collaboration agreement (the “Ono Agreement”) with Ono Pharmaceutical Co., Ltd. (“Ono”), a Japanese pharmaceutical company, pursuant to which the Company and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of the Company’s small molecule Polθ inhibitor program. The Company is primarily responsible for carrying out research activities to identify a product candidate, to be licensed to Ono, in accordance with a mutually agreed upon research plan during a research term that will end upon the earlier of the date of the first submission of an Investigational New Drug application (“IND”) in the United States or Japan, or the end of the research term. In the event that Ono elects to collaborate on the subsequent development and commercialization of the proposed product candidate, Ono will be then responsible for such activities in Japan, South Korea, Taiwan, Hong-Kong, Macau and the Association of Southeast Asian Nations (collectively, the “Ono territory”), and the Company will be responsible for all such activities in the rest of the world outside the Ono territory, including the United States, Canada and European Union.

Under the terms of the Ono Agreement, the Company received non-refundable upfront payments of ¥900 million ($8.1 million), consisting of an initial upfront fee payment of ¥110 million ($1.0 million) and an initial upfront research service payment of ¥790 million ($7.1 million). Additionally, in connection with the research activities to be conducted pursuant to the Ono Agreement, the Company is eligible to receive additional research service payments of up to an aggregate of ¥750 million ($7.3 million) upon the occurrence of certain specified research triggers. The Company is also entitled to receive clinical, regulatory and commercial milestone payments of up to ¥17.21 billion ($166.7 million) in the aggregate, plus a tiered percentage royalty on annual net sales in Ono’s Territory ranging from high-single digits to low teens, subject to certain specified reductions. All future milestone payments and royalties are payable in USD. Additionally, upon election by Ono to collaborate on the proposed product candidate, Ono shall be responsible for a specified percentage of research and development costs for the IND-enabling studies of the selected product candidate.

The Company assessed the arrangement in accordance with ASC 606 and concluded that Ono is a customer based on the arrangement structure. The Company identified a single performance obligation under the arrangement consisting of the combination of the license to develop and commercialize a selected product candidate targeting Polθ and associated research services.

The Company determined that the license and research services are not distinct within the context of the contract, and the license is the predominant good or service. Accordingly, revenue is recognized in accordance with guidance for licenses, and because the license represents functional IP, it is recognized at the point in time control of the license is transferred.

The Company determined that the transaction price at the onset of the arrangement is the total upfront payments received in the aggregate amount of $8.1 million which is recorded as deferred revenue as of December 31, 2020 and 2019. The future milestone payments represent variable consideration that is fully constrained at inception of the arrangement as the achievement of the milestone events are highly uncertain. The Company will reevaluate the likelihood of achievement of the milestones at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

Bristol Myers Squibb

In May 2020, the Company entered into a collaboration and license agreement with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), pursuant to which the Company and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. The Company is providing Bristol Myers Squibb access to a selected number of its existing screening campaigns and novel campaigns. The Company is responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol Myers Squibb, in accordance with a mutually agreed upon research plan and will be solely responsible for such costs. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. Upon Bristol Myers Squibb’s election to exercise its option to obtain exclusive worldwide licenses for the subsequent development, manufacturing and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities and costs.

The collaboration and license agreement was subsequently amended in July, September and November 2020 to include additional campaigns to the list of existing campaigns from which Bristol Myers Squibb may select campaigns under the agreement and to enable unblinding of a Bristol Myers Squibb alliance manager in order to streamline the collaboration process.

Under the terms of the agreement, Bristol Myers Squibb paid the Company an initial nonrefundable upfront fee payment of $50.0 million in June 2020. The Company is entitled to receive, on a program-by-program basis, option exercise fees ranging in the low six figures depending on the nature of the applicable program. Bristol Myers Squibb also has the right to retain rights to certain back-up programs in exchange for a one-time payment in the low eight figures per program. The Company is also entitled to receive up to $301.0 million in total milestones on a program-by-program basis, consisting of $176.0 million in the aggregate for certain specified research, development and regulatory milestones and $125.0 million in the aggregate for certain specified commercial milestones. The Company is further entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions. Royalties are payable by Bristol Myers Squibb on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country.

On a program-by-program basis, prior to the earlier of such program ceasing to be included under the agreement and expiration of the last to expire royalty term for such program, the Company, alone and with third parties, is prohibited from researching, developing, manufacturing and commercializing products that are directed to the applicable target for such program.

The Company has provided Bristol Myers Squibb with certain, limited rights to first negotiation if the Company determines to divest, license or collaborate with others regarding certain existing programs, including in the event that the Company receives an unsolicited offer to do so. The right of first negotiation expressly excludes any potential change of control transaction, as defined in the agreement.

The collaboration term will expire 42 months after the effective date of the agreement. The agreement will expire, assuming that Bristol Myers Squibb has exercised at least one option for a program, on a licensed product-by-licensed product and country-by-country basis on expiration of the applicable royalty term and in its entirety upon expiration of the last royalty term. Either party may terminate earlier upon an uncured material breach of the agreement by the other party, or the insolvency of the other party. Additionally, Bristol Myers Squibb may terminate the agreement for any or no reason on a program-by-program basis upon specified written notice.

The Company assessed the collaboration and license agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that Bristol Myers Squibb is a customer based on the agreement structure. At inception, the Company identified several performance obligations under the agreement, being (i) research activities for each campaign over the collaboration term, as well as (ii) a selected number of material rights associated with options to obtain exclusive development, manufacturing, and commercial licenses to targets identified. The Company determined that the options to obtain the exclusive development, manufacturing and commercialization licenses were material rights under ASC 606 because there are minimal amounts to be paid to the Company upon exercise of such options.

The Company determined that the transaction price at the onset of the agreement is the total non-refundable upfront payment received of $50.0 million. Additional consideration is to be paid to the Company upon the exercise of options to license targets and future milestone payments. The Company utilized the most likely method approach and concluded that these amounts were constrained as they represent option fees and milestone payments that can only be achieved subsequent to option exercises. As such, the Company excluded this additional consideration from the transaction price.

The Company has allocated the transaction price of $50.0 million to each performance obligation based on the relative stand-alone selling price of each performance obligation at inception, which was determined based on each performance obligation’s estimated stand-alone selling price. The Company has determined the estimated stand-alone selling price at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan. The Company determined the estimated stand-alone selling price at contract inception of the material rights associated with options to obtain exclusive licenses to druggable targets and undruggable targets based on the fees Bristol Myers Squibb would pay to exercise these options, the probability-weighted value of expected future cash flows associated with each license related to each target and the probability that these options would be exercised by Bristol Myers Squibb. In developing such estimates, the Company also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product candidate pursuant to the associated license. Based on the relative stand-alone selling price, the allocation of the transaction price to the separate performance obligations was as follows:

Performance obligation	Transaction price
(in thousands)
Research activities	6,405
Options to license druggable targets	31,148
Options to license undruggable targets	12,447
Total transaction price	50,000

Revenue associated with the options has been deferred and will be recognized at the point in time when options to license are exercised by Bristol Myers Squibb or upon expiry of such options. Revenue associated with the research activities has been deferred and will be recognized on a proportional performance basis over the period of service for research activities, being the collaboration term, using input-based measurements of total costs of research incurred to estimated proportion performed. Progress towards completion is remeasured at the end of each reporting period.

During the year ended December 31, 2020, the Company recognized $0.1 million as revenue associated with the Bristol Myers Squibb collaboration in relation to research activities performed to date. As at December 31, 2020, no options have been exercised by Bristol Myers Squibb. As of December 31, 2020, there was $49.9 million of deferred revenue related to the Bristol Myers Squibb collaboration and license agreement, of which $2.1 million was classified as current and $47.8 million as non-current in the consolidated balance sheet based on the period the services are expected to be performed.

In conjunction with entry into the collaboration and license agreement, the Company entered into a warrant agreement with an affiliate of Bristol Myers Squibb pursuant to which the Company issued a warrant for total proceeds of $15.0 million. Upon closing of the IPO, this warrant was automatically exercised into 750,000 common shares of the Company. The Company evaluated whether the warrant should be treated as a separate agreement or a single arrangement with the collaboration and license agreement. Although the warrant agreement was negotiated concurrently with the collaboration and license agreement, the warrant was issued at fair value. Accordingly, the Company accounted for the warrant agreement separately from the collaboration and license agreement.

13. Income Taxes

Loss before the provision for income taxes for the years ended December 31, 2020 and 2019 consisted of the following:

	Year Ended December 31,
	2020	2019
	(in thousands)
Canada	$(55,446)	$(27,355)
Foreign	$704	$334
	$(54,742)	$(27,021)

A reconciliation between tax expense and the product of accounting income multiplied by the statutory income tax rate for years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
	2020	2019
	(in thousands)
Loss before income taxes	$(54,742)	$(27,021)
Income tax at statutory rate	26.5%	26.5%
Computed income tax recovery	(14,507)	(7,160)
Effect on income tax resulting from:
Federal investment tax credit	(2,347)	(985)
Accounting charges not deductible for tax purposes	346	277
Other	(306)	(16)
Change in valuation allowance	15,489	8,079
Tax (benefit) expense	$(1,325)	$195

During the year ended December 31, 2020, the Company applied operating loss carryforwards to offset taxable income in Canada, arising primarily from the upfront payment received from the collaboration agreement with Bristol Myers Squibb.

As of December 31, 2020, the Company had tax losses of approximately $19.2 million, which are available to offset future taxable income in Canada. The Company has not recognized the tax benefit of these losses. These losses expire as follows:

(in thousands)
2040	$—
2039	11,395
2038	7,053
2037	750
2036	—
Total	$19,198

As of December 31, 2020, the Company had Scientific Research and Experimental Development (“SR&ED”) expenditures of approximately $28.2 million, respectively, for Canadian federal and Quebec purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carryforward period. SR&ED expenditures are subject to verification by the tax authorities and, accordingly, the amounts may vary.

As of December 31, 2020, the Company had non-refundable Canadian federal investment tax credits of approximately $4.3 million, which may be utilized to reduce Canadian federal income taxes payable. The Company has not recognized the tax benefits related to the non-refundable investment tax credits. The investment tax credits expire as follows:

(in thousands)
2040	$1,687
2039	1,362
2038	776
2037	455
2036	24
Total	$4,304

As at December 31, 2020, the Company had U.S. federal research and development credit carryforwards of approximately $0.8 million, which begin to expire in 2038. As of December 31, 2020, the Company also had U.S. state research and development credit carryforwards of approximately $0.2 million, which expire in 2038.

The Company’s deferred tax assets for the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
	(in thousands)
Net operating loss carryforwards	$5,087	$8,442
Net research and development expenditures	7,478	4,195
Share issuance costs	4,506	78
Net federal investment tax credits	3,181	1,877
U.S. research and development tax credits	961	—
Tax basis of property and equipment in excess of carrying values	(86)	(204)
Operating lease right-of-use assets	(1,240)	(279)
Operating lease liability	1,063	287
Accrued expense and other liabilities	345	161
Deferred revenue	15,372	—
Share-based compensation	103	—
Total deferred tax assets	36,770	14,557
Valuation allowance	(35,358)	(14,425)
Net deferred tax assets	$1,412	$132

The Company files income tax returns in Canada and in the United States. In the normal course of business, the Company could be subject to examination by federal and provincial or state jurisdictions, where applicable. There are currently no pending tax examinations. The Company may be subject to tax examination for 2016, 2017, 2018, 2019  and 2020 due to unexpired statute of limitation periods.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the provinces and states in which the Company operates or does business in. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2020 and 2019, no uncertain tax positions have been recorded in the consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2020 and 2019, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

14. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Year Ended December 31,
	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common shareholders	$(53,417)	$(27,216)
Net loss attributable to common shareholders—basic and diluted	$(53,417)	$(27,216)
Denominator:
Weighted-average number of common shares outstanding— basic and diluted	20,045,602	1,528,374
Net loss per share attributable to common shareholders— basic and diluted	$(2.66)	$(17.81)

The Company’s potentially dilutive securities, which include Convertible Preferred Shares and stock options, have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the net loss per share attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2020	2019
Series A preferred shares	—	11,090,135
Series B preferred shares	—	10,468,258
Options to purchase common shares	4,132,123	3,505,119

15. Government Assistance

The Company incurred research and development expenditures which are eligible for investment tax credits. The investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures for an amount of $0.9 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

16. Commitments and Contingencies

The following table summarizes the Company’s commitments to settle contractual obligations at December 31, 2020, other than leases which are recognized as operating lease liabilities in the consolidated balance sheet.

Year Ending December 31,
(in thousands)
2021	$1,525
2022	2,441
2023	2,325
2024	2,341
2025	25

Total	$8,657

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Collaboration and Research Agreements

Collaboration and research agreement obligations primarily relate to a strategic collaboration agreement that was entered into with the University of Texas M. D. Anderson Cancer Center (“MDACC”) in March 2020. The collaboration consists of preclinical studies and clinical trials designed by the Company and MDACC with the research to be completed by MDACC. The Company has agreed to commit $10.0 million in funding for various studies over a period of five years, of which $2.0 million was paid in April 2020.

Collaboration and research agreement obligations further relate to an agreement the Company entered into with the Broad Institute, Inc. (“Broad”), in February 2019, under which Broad will perform specialty screening services at the Company’s request over the course of a three-year term in exchange for payments of $0.5 million per year, beginning in February 2019, totaling $1.5 million in the aggregate.

Purchase and Other Obligations

In the normal course of business, the Company enters into contracts with Contract Research Organizations (“CROs”) and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and provide for termination on 30 to 90 days’ prior written notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2020.

In the normal course of business, the Company also entered into a research and development service agreement with a third party, which provides for potential milestone payments by the Company, contingent on the achievement of clinical development milestones. The maximum amount that would be paid if all milestones, however unlikely, are achieved is $1.75 million. This agreement also requires termination payments of up to $0.5 million should the Company cancel the agreement without cause prior to completion of certain research and development services. These payments are not included in the table above as they entail uncertainties in relation to the amount and timing of such payments as they are dependent on milestone achievements or termination.

The Company has further entered into license agreements under which it is obligated to make milestone and royalty payments and incur annual maintenance fees. The future milestone or royalty payments under these agreements have not been included in the table above since the payment obligations are contingent upon future events, such as achieving certain clinical and commercial milestones or generating product sales. As of December 31, 2020, the Company is unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales (see Note 7).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in these consolidated financial statements as at December 31, 2020.

17. Currency Risk

The Company is exposed to the financial risk related to the fluctuation of foreign exchange rates and the degree of volatility of those rates. The foreign currency risk is limited to the portion of the Company’s business transactions denominated in currency other than USD.

The Company incurs a portion of its expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the currency exchange rates between the USD relative to the Canadian dollar could have a significant effect on the Company’s results of operations, financial position, or cash flows. The Company does not enter into arrangements to hedge its currency risk exposure, although it maintains expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge.

The Company is exposed to currency risk through its cash, research and development tax credits receivable, other receivables, accounts payable, accrued expenses and other current liabilities, as well as right-of-use lease liabilities denominated in thousands of Canadian dollars as follows:

	December 31,
	2020	2019
	(in thousands)
Cash	$1,715	$29,983
Restricted cash	270	270
Research and development tax credits receivable	2,559	1,403
Other receivables	5,228	2,566
Accounts payable	(1,322)	(1,026)
Accrued expenses and other current liabilities	(2,722)	(283)
Lease liabilities	(4,847)	(565)
Net financial position exposure	$881	$32,348

Based on the above net exposure at December 31, 2020, and assuming that all other variables remain constant, a 10% depreciation of the USD against the Canadian dollar would result in an increase of $0.1 million in the Company’s net loss for the year ended December 31, 2020.

The Company is also exposed to currency risk through the Ono Agreement as future payments receivable under its collaboration with Ono, if any, are denominated in Japanese yen.

18. Related Parties

Details of transactions between the Company and other related parties are disclosed below and in other notes according to the nature of the transactions. All transactions are measured at the exchange amount, which is the amount of consideration determined and agreed to by the related parties.

For the years ended December 31, 2020 and 2019, the Company recorded expenses of $0 and $1.3 million, respectively, for research services and rent paid by the Company to entities affiliated with a shareholder. As of December 31, 2020 and 2019, there was a total of $0 and $0.2 million, respectively, in accounts payable and accrued expenses and other current liabilities owed to an entity affiliated with a shareholder.

19. Geographic Information

The Company’s property and equipment, net by location as of December 31, 2020 and 2019 was as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Canada	$3,845	$2,279
United States	103	111
Total property and equipment, net	$3,948	$2,390

The Company’s right-of-use assets by location were as follows:

	December 31, 2020	December 31, 2019
	(in thousands)
Canada	$4,483	$409
United States	191	625
Total right-of-use assets, net	$4,674	$1,034

20. Subsequent Events

In February and March 2021, the Company granted an aggregate of 1,141,726 stock options to employees under the 2020 Plan, at a weighted average exercise price of $36.49 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act”, adopted rules that generally require every registrant that files reports with the SEC to include a management report on such registrant’s internal control over financial reporting in its annual report. In addition, those rules generally require our independent registered public accounting firm to attest to the effectiveness of our internal control over financial reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rule of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified that occurred during the last fiscal quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information about Our Board of Directors” and “Information about Our Executive Officers”, “Corporate Governance, “Corporate Governance – Code of Business Conduct and Ethics”, “Delinquent Section 16(a) Reports”, and “Corporate Governance – Committees of the Board of Directors” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2021 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after December 31, 2020.

Item 11. Executive Compensation.

Information required by the items is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Director Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information Regarding the Board of Directors and Corporate Governance – Independence of the Board of Directors” and “Transactions with Related Persons” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Information required by this item is incorporated by reference to the information set forth in the section titled “Independent Registered Public Accounting Firm Fees and Services” in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report:
(1)	Consolidated Financial Statements;

Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

(2)	Financial Statement Schedules:

All financial statement schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes herein.

(3)	Exhibits:

The documents listed in the following Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

4.1	Form of Common Share Certificate of the registrant.	S-1	333-238822	4.1	June 15, 2020

4.2	Amended and Restated Registration Rights Agreement, by and among the registrant and certain of its shareholders, dated September 3, 2019.	S-1	333-238822	4.2	May 29, 2020

4.3	Warrant Agreement by and between the registrant and BMS Strategic Portfolio Investments Holdings, Inc., dated May 26, 2020.	S-1	333-238822	4.3	May 29, 2020

4.4*	Description of Registrant’s Securities.

10.1+	Repare Therapeutics Inc. Amended and Restated Option Plan.	S-1	333-238822	10.1	May 29, 2020

10.2+	Form of Option Agreement under the Repare Therapeutics Inc. Amended and Restated Option Plan.	S-1	333-238822	10.2	May 29, 2020

10.3+	Form of 2020 Equity Incentive Plan.	S-1	333-238822	10.3	June 15, 2020

10.4+	Form of Share Option Grant Notice and Share Option Agreement under the 2020 Equity Incentive Plan.	S-1	333-238822	10.4	June 15, 2020

10.5+	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2020 Equity Incentive Plan.	S-1	333-238822	10.5	June 15, 2020

10.6+	Form of 2020 Employee Share Purchase Plan.	S-1	333-238822	10.6	June 15, 2020

10.7+	Form of Indemnity Agreement by and between the registrant and its directors and officers.	S-1	333-238822	10.7	June 15, 2020

10.8+	Employment Agreement between the registrant and Lloyd M. Segal, dated June 12, 2020.	S-1	333-238822	10.8	June 15, 2020

10.9+	Employment Agreement between the registrant and Michael Zinda, dated June 12, 2020.	S-1	333-238822	10.9	June 15, 2020

10.10+	Employment Agreement between the registrant and Maria Koehler, dated June 12, 2020.	S-1	333-238822	10.10	June 15, 2020

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
10.11++	Lease by and between CIG III Technoparc Nominee Inc. and Pharmascience Inc., dated May 15, 2014, as amended November 24, 2016 and November 25, 2019.	S-1	333-238822	10.12	May 29, 2020

10.12++	Lease Assignment Agreement by and between the registrant and Pharmascience Inc., dated June 7, 2017.	S-1	333-238822	10.13	May 29, 2020

10.13++	Lease Agreement by and between the registrant and NEOMED Institute, dated November 26, 2019, as amended June 5, 2020.	S-1	333-238822	10.14	June 15, 2020

10.14†	Research Services, License and Collaboration Agreement by and between the registrant and Ono Pharmaceutical Co., Ltd., dated January 31, 2019.	S-1	333-238822	10.15	May 29, 2020

10.15†	Amended and Restated License Agreement by and between the registrant and New York University, dated July 9, 2018.	S-1	333-238822	10.16	May 29, 2020

10.16†	Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated May 26, 2020.	S-1	333-238822	10.17	May 29, 2020

10.17†	First Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated July 22, 2020.	10-Q	001-39335	10.1	August 13, 2020

10.18	Second Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated September 24, 2020.	10-Q	333-238822	10.1	November 12, 2020

10.19	Second Amendment to Lease Agreement by and between the registrant, the registrant and NEOMED Institute, dated June 11, 2020.	10-Q	333-238822	10.2	November 12, 2020

10.20†*	Third Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated November 20, 2020.

21.1	Subsidiaries of the registrant.	S-1	333-238822	21.1	May 29, 2020

23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date
24.1*	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act f 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

†	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and would likely cause competitive harm to Repare Therapeutics Inc. if publicly disclosed.
+	Indicates management contract or compensatory plan.
++	Certain schedules and exhibits to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REPARE THERAPEUTICS INC.

Date: March 4, 2021	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lloyd Segal and Steve Forte, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution for him or her, and in his or her name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and either of them, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lloyd M. Segal	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2021
Lloyd M. Segal

/s/ Steve Forte	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2021
Steve Forte

/s/ Jerel Davis, Ph.D.	Chairman of the Board of Directors	March 4, 2021
Jerel Davis, Ph.D.

/s/ David Bonita, M.D.	Director	March 4, 2021
David Bonita, M.D.

/s/ Todd Foley	Director	March 4, 2021
Todd Foley

/s/ Samarth Kulkarni, Ph.D.	Director	March 4, 2021
Samarth Kulkarni, Ph.D.

/s/ Briggs Morrison, M.D.	Director	March 4, 2021
Briggs Morrison, M.D.

/s/ Ann D. Rhoads	Director	March 4, 2021
Ann D. Rhoads

/s/ Carol A. Schafer	Director	March 4, 2021
Carol A. Schafer