Form 10-Q
period 2021-03-31
Repare Therapeutics Inc.
filed 2021-05-13
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 10, 2021, there were 37,000,707 shares of the registrant’s common stock, no par value per share, outstanding.

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
•

business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency or pandemic, such as the coronavirus disease, or COVID-19 pandemic;

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
•

We rely on third parties to supply and manufacture our product candidates, and we expect to continue to rely on third parties to manufacture our products, if approved. The development of such product candidates and the commercialization of any products, if approved, could be stopped, delayed, or made less profitable if any such third party fails to provide us with sufficient quantities of product candidates or products, or fails to do so at acceptable quality levels or prices, or fails to maintain or achieve satisfactory regulatory compliance.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of March 31,	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$311,399	$326,184
Marketable securities	7,497	7,526
Research and development tax credits receivable	2,263	2,011
Other receivables	3,169	4,153
Prepaid expenses	3,882	6,678
Total current assets	328,210	346,552
Property and equipment, net	4,466	3,948
Restricted cash	215	212
Operating lease right-of-use assets	4,303	4,674
Other assets	288	288
Deferred tax assets	1,586	1,412
TOTAL ASSETS	$339,068	$357,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,352	$2,251
Accrued expenses and other current liabilities	6,389	5,975
Operating lease liability, current portion	568	697
Deferred revenue, current portion	2,081	2,073
Income tax payable	30	18
Total current liabilities	12,420	11,014
Operating lease liability, net of current portion	3,235	3,308
Deferred revenue, net of current portion	55,760	55,934
TOTAL LIABILITIES	71,415	70,256
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of March 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of March 31, 2021 and December 31, 2020; 36,990,710 and 36,902,924 shares issued and outstanding as of March 31, 2021, and December 31, 2020, respectively	384,610	384,313
Additional paid-in capital	7,818	5,875
Accumulated deficit	(124,775)	(103,358)
Total shareholders’ equity	267,653	286,830
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$339,068	$357,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Collaboration agreements	$166	$—
Operating expenses:
Research and development, net of tax credits	16,509	8,632
General and administrative	5,237	2,183
Total operating expenses	21,746	10,815
Loss from operations	(21,580)	(10,815)
Other income (expense), net
Realized and unrealized loss on foreign exchange	(31)	(1,731)
Interest income	64	—
Other expense	(7)	(2)
Total other income (expense), net	26	(1,733)
Loss before income taxes	(21,554)	(12,548)
Income tax recovery (expense)	137	(53)
Net loss and comprehensive loss	$(21,417)	$(12,601)
Net loss attributable to common shareholders—basic and diluted	$(21,417)	$(12,601)
Net loss per share attributable to common shareholders—basic and diluted	$(0.58)	$(7.71)
Weighted-average common shares outstanding—basic and diluted	36,916,734	1,634,056

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Convertible Preferred Shares
	Series A		Series B		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2019	11,090,135	$53,749	10,468,258	$82,248	1,528,374	$1	$3,811	$(49,941)	$(46,129)
Exercise of stock options	—	—	—	—	181,318	520	(196)	—	324
Share-based compensation expense	—	—	—	—	—	—	271	—	271
Net loss and comprehensive loss	—	—	—	—	—	—	—	(12,601)	(12,601)
Balance, March 31, 2020	11,090,135	$53,749	10,468,258	$82,248	1,709,692	$521	$3,886	$(62,542)	$(58,135)

Balance, December 31, 2020	—	$—	—	$—	36,902,924	$384,313	$5,875	$(103,358)	$286,830
Exercise of stock options	—	—	—	—	87,786	297	(114)	—	183
Share-based compensation expense	—	—	—	—	—	—	2,057	—	2,057
Net loss and comprehensive loss	—	—	—	—	—	—	—	(21,417)	(21,417)
Balance, March 31, 2021	—	$—	—	$—	36,990,710	$384,610	$7,818	$(124,775)	$267,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss and comprehensive loss for the period	$(21,417)	$(12,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	2,057	271
Depreciation expense	322	196
Non-cash lease expense	371	155
Foreign exchange (gain) loss	(41)	1,772
Amortization of premiums on marketable securities	29	—
Deferred tax	(174)	—
Changes in operating assets and liabilities:
Prepaid expenses	2,796	(56)
Research and development tax credits receivable	(238)	(191)
Other receivables	1,017	(400)
Other non-current assets	—	(713)
Accounts payable	1,201	1,187
Accrued expenses and other current liabilities	253	758
Operating lease liability, current portion	(135)	16
Income tax payable	12	53
Operating lease liability, net of current portion	(114)	(164)
Deferred revenue	(166)	—
Net cash used in operating activities	(14,227)	(9,717)
Cash Flows From Investing Activities:
Purchases of property and equipment	(772)	(30)
Net cash used in investing activities	(772)	(30)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	183	324
Payment of deferred offering costs	—	(102)
Net cash provided by financing activities	183	222
Effect of exchange rate fluctuations on cash held	34	(1,577)
Net Decrease In Cash And Cash Equivalents And Restricted Cash	(14,782)	(11,102)
Cash and cash equivalents and restricted cash at beginning of period	326,396	95,005
Cash and cash equivalents and restricted cash at end of period	$311,614	$83,903
Reconciliation Of Cash And Cash Equivalents And Restricted Cash
Cash and cash equivalents	$311,399	$83,711
Restricted cash	215	192
Total cash and cash equivalents and restricted cash	$311,614	$83,903
Supplemental Disclosure Of Cash Flow Information:
Property and equipment purchases in accounts payable and accrued expenses and other current liabilities	$286	$7
Deferred offering costs in accrued expenses	$—	$1,084

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

REPARE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollars, unless otherwise specified)

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

On June 23, 2020, the Company completed its IPO of 12,650,000 of its common shares, including the exercise in full by the underwriters of their option to purchase up to 1,650,000 additional common shares, for aggregate gross proceeds of $253.0 million. The Company’s shares began trading on the Nasdaq Global Select Market under the ticker symbol “RPTX” on June 19, 2020. The Company received $232.0 million in net proceeds after deducting underwriting commissions and other offering expenses payable by the Company. Upon closing of the IPO, all outstanding convertible preferred shares converted into 21,558,393 common shares and the outstanding warrant was automatically exercised into 750,000 common shares.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2021, the consolidated results of its operations for the three months ended March 31, 2021 and 2020, its statements of shareholders’ equity (deficit) for the three months ended March 31, 2021 and 2020 and its consolidated cash flows for the three months ended March 31, 2021 and 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2020 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2020 included in the Annual Report. Since the date of the audited consolidated financial statements for the year ended December 31, 2020 included in the Annual Report, there have been no changes to its significant accounting policies, except for a new standard effective January 1, 2021 as described below.

Principles of Consolidation

These unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Repare Therapeutics USA Inc. (“Repare USA”), which was incorporated under the laws of Delaware on June 1, 2017. The financial statements of Repare USA are prepared for the same reporting period as the parent company, using consistent accounting policies. All intra-group transactions, balances, income, and expenses are eliminated in full upon consolidation.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public entities, ASU No. 2019-12 is effective for annual periods beginning after December 15, 2020, including interim periods within. For all other entities, this pronouncement is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for all entities. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued research and development expenses, share-based compensation, right-of-use assets and lease liabilities and income taxes. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could materially differ from those estimates. Changes in estimates are recorded in the period in which they become known.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2021 and December 31, 2020:

Description	Financial Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)
As at March 31, 2021
Assets
Cash equivalents
Money market funds	$2,471	$2,471	$—	$—
Marketable securities
U.S. Treasury notes	7,497	7,497	—	—
Total financial assets	$9,968	$9,968	$—	$—

As at December 31, 2020
Assets
Cash equivalents
Money market funds	$2,455	$2,455	$—	$—
Marketable securities
U.S. Treasury notes	7,526	7,526	—	—
Total financial assets	$9,981	$9,981	$—	$—

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

During the three months ended March 31, 2021, there were no transfers between fair value measure levels.

4. Cash and Cash Equivalents and Marketable Securities

As of March 31, 2021 and December 31, 2020, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As at March 31, 2021
Money market funds included in cash and cash equivalents	$2,471	$—	$—	$2,471
Marketable securities:
U.S. Treasury notes	7,497	—	—	7,497
Total	$9,968	$—	$—	$9,968

As at December 31, 2020
Money market funds included in cash and cash equivalents	$2,455	$—	$—	$2,455
Marketable securities:
U.S. Treasury notes	7,526	—	—	7,526
Total	$9,981	$—	$—	$9,981

The amortized cost of marketable securities at March 31, 2021 is equal to their fair value. Accordingly, no unrealized gains or losses were recognized in the three months ended March 31, 2021.

The maturities of the Company’s money market funds included in cash and cash equivalents, and marketable securities is less than one year.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$1,359	$2,771
Accrued research and development expense	3,924	2,584
Accrued professional services	662	436
Other	444	184
Total accrued expenses and other current liabilities	$6,389	$5,975

6. Collaboration and License Agreement

In May 2020, the Company entered into a collaboration and license agreement with Bristol-Myers Squibb Company (“Bristol Myers Squibb”), pursuant to which the Company and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. The Company is providing Bristol Myers Squibb access to a selected number of its existing screening campaigns and novel campaigns. The Company is responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol Myers Squibb, in accordance with a mutually agreed upon research plan, and will be solely responsible for such costs. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. Upon Bristol Myers Squibb’s election to exercise its option to obtain exclusive worldwide licenses for the subsequent development, manufacturing and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities and costs.

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

Under the terms of the agreement, Bristol Myers Squibb paid the Company an initial nonrefundable upfront fee of $50.0 million in June 2020. The Company is also entitled to receive up to $301.0 million in total milestones on a program-by-program basis, consisting of $176.0 million in the aggregate for certain specified research, development and regulatory milestones and $125.0 million in the aggregate for certain specified commercial milestones. The Company is further entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions.

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

Performance obligation	Transaction price
(in thousands)
Research services	$6,405
Options to license druggable target lesions	31,148
Options to license undruggable targets	12,447
Total transaction price	$50,000

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

The Company recognized $0.2 million and nil for three months ended March 31, 2021 and 2020, respectively, as revenue associated with the Bristol Myers Squibb collaboration in relation to research activities performed to date. As of March 31, 2021, no options have been exercised by Bristol Myers Squibb. As of March 31, 2021, there was $49.7 million (December 31, 2020 - $49.9 million) of deferred revenue related to the Bristol Myers Squibb collaboration and license agreement, of which $2.1 million (December 31, 2020 - $2.1 million) was classified as current and $47.6 million (December 31, 2020 - $47.8 million) was classified as non-current in the consolidated balance sheet based on the period the services are expected to be performed.

7. Leases

The Company has historically entered into lease arrangements for its facilities. As of March 31, 2021, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Operating Leases
Lease Costs
Operating lease costs	$419	$165
Short-term lease costs	3	3
Variable lease costs	56	53
Total lease costs	$478	$221

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$299	$167
Weighted-average remaining lease term	4.0 years	1.55 years
Weighted-average discount rate	5.0%	7.6%

8. Share-Based Compensation

2020 Employee Share Purchase Plan

     In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of March 31, 2021, the number of common shares that may be issued under the ESPP is 696,029.

The ESPP enables eligible employees to purchase common shares of the Company at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. At the end of each offering period, payroll deductions that have accumulated are used to purchase shares of the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or suspend contributions to the ESPP. If the participant elects to withdraw during an offering, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. The ESPP purchases only whole shares of the Company’s shares. The Company’s first ESPP offering period began February 16, 2021 and will end on August 15, 2021. Subsequent offering periods will be on a rolling six-month basis.

As of March 31, 2021, no common shares have been issued under the ESPP. A total of $0.03 million and nil of share-based compensation expense was recorded in operating expenses in the three months ended March 31, 2021 and 2020, respectively.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of share options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased granting awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to grant equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for the issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2021, the number of common shares reserved for issuance under the 2020 Plan is 5,789,592.

Total outstanding stock options as of March 31, 2021 and 2020 were as follows:

	2021		2020
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	4,132,123	$6.39	3,505,119	$2.07
Granted	1,141,726	$36.50	—	$—
Exercised	(87,786)	$2.09	(181,318)	$1.79
Cancelled or forfeited	(10,828)	$8.78	—	$—
Outstanding at end of period	5,175,235	$13.10	3,323,801	$2.09

During the three months ended March 31, 2021, an aggregate of 87,786 options were exercised at a weighted-average exercise price of $2.09 per share, for aggregate proceeds of $0.2 million. As a result, an amount of $0.1 million previously included in additional paid-in capital related to the exercised options has been credited to common shares and deducted from additional paid-in capital.

Share-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$987	$133
General and administrative	1,070	138
Total share-based compensation expense	$2,057	$271

The grant date fair value of stock options granted during the three-months ended March 31, 2021 was $23.83 per option. The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.67%	—
Expected terms (in years)	6.08	—
Expected volatility	75.41%	—
Expected dividend yield	0.00%	—

As of March 31, 2021, there was $38.8 million of unrecognized share-based compensation expense related to unvested stock options to be recognized over a weighted average period of 2.7 years.

9. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common shareholders	$(21,417)	$(12,601)
Net loss attributable to common shareholders—basic and diluted	$(21,417)	$(12,601)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	36,916,734	1,634,056
Net loss per share attributable to common shareholders—basic and diluted	$(0.58)	$(7.71)

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

	Three Months Ended March 31,
	2021	2020
Series A preferred shares	—	11,090,135
Series B preferred shares	—	10,468,258
Options to purchase common shares	5,175,235	3,323,801

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2020 included in our Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 4, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On June 23, 2020, we completed our initial public offering, or IPO, whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of March 31, 2021, we had cash and cash equivalents, restricted cash, and marketable securities on hand of $319.1 million.

Since inception, we have incurred significant operating losses. Our net losses were $53.4 million, and $27.2 million for the years ended December 31, 2020 and 2019, respectively, and $21.4 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $124.8 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including RP-3500 and RP-6306, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration agreements.

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

Recent Developments

April 2021 - Highlighted program progress and introduced PKMYT1 as synthetic-lethal target to CCNE1 and FBXW7 at RP-6306 Virtual Investor Day Event.

o

We highlighted pre-clinical anti-tumor activity of RP-6306, a potential first-in-class small molecule product candidate targeting PKMYT1, which is synthetic lethal with CCNE1 amplification, FBXW7 loss, and potentially other genomic alterations.

April 2021 - Announced enrollment of first patient in RP-6306 Phase 1 clinical trial.

o

The trial (NCT04855656) is expected to enroll approximately 60 patients with recurrent tumors characterized by genomic alterations predicted by our SNIPRx® CRISPR-based platform to be sensitive to RP-6306.

o	The trial objectives include assessment of safety, tolerability, dose and schedule (including the establishment of a recommended Phase 2 dose).
o

Subject to completion and review of the Phase 1 clinical trial, we expect to advance RP-6306, both as monotherapy and in combination with chemotherapies and other agents, into proof-of-concept trials in 2022 targeting a variety of patient populations, including those with tumors with CCNE1 amplification, FBXW7 loss or other undisclosed alterations identified through our proprietary STEP[2] screen.

o	Prospective enrichment of patient trial populations will be guided by our ongoing efforts to develop patient selection, target engagement and functional biomarkers.

March 2021 - Initiated patient recruitment of PARP-inhibitor combination arm of the RP-3500 TRESR Phase 1/2 clinical trial.

o

We have activated 10 clinical trial sites across North America and Europe, and we are actively recruiting patients to evaluate RP-3500 in a combination arm with Pfizer’s PARP inhibitor, talazoparib, in addition to a monotherapy arm.

o	Initial results are expected to be reported from the monotherapy arm of the trial in the second half of 2021.

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

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement with the Bristol-Myers Squibb Company, or Bristol Myers Squibb, pursuant to which we and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. We are providing Bristol Myers Squibb access to a selected number of our existing screening campaigns and novel campaigns. We are responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol Myers Squibb. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. In the event that Bristol Myers Squibb elects to obtain an exclusive license for the subsequent development, manufacturing and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities.

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

As part of the agreement, Bristol Myers Squibb paid us an initial upfront fee of $50.0 million and made an equity investment of $15.0 million in our company. We will also be eligible to receive up to $3.0 billion in total milestones across all potential programs. Such milestones consist of $301.0 million in total milestones per program subject upon the achievement of certain specified research, development, regulatory and commercial milestones.

The $50.0 million upfront payment was recorded as deferred revenue on our consolidated balance sheet as per our revenue recognition accounting policy and is expected to be partially recognized at the point in time when option licenses are exercised by Bristol Myers Squibb, with the remainder being recognized on a proportional performance basis over the period of service for research services. As of March 31, 2021, there was $49.7 million of deferred revenue related to the Bristol Myers Squibb collaboration and license agreement, of which $2.1 million was classified as current and $47.6 million was classified as non-current on the consolidated balance sheet based on the period the services are expected to be performed.

Performance obligation	Amount
(in thousands)
Research services	$6,405
Option to license druggable target lesions	31,148
Option to license undruggable targets	12,447
Total transaction price	$50,000

In the first quarter of 2021, we recognized $0.2 million in revenue from our collaboration and license agreement with Bristol Myers Squibb.

Collaboration Agreement with Ono Pharmaceutical Company Ltd.

In January 2019, we entered into a research services, license and collaboration agreement with Ono Pharmaceutical Company Ltd., or Ono, pursuant to which we and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. Pursuant to the terms of the agreement, we received initial upfront payments of approximately $8.1 million. These upfront payments have been recorded as deferred revenue on our consolidated balance sheet as of March 31, 2021 and December 31, 2020 as per our revenue recognition accounting policy and will be recognized as revenue at the point in time when a product candidate is licensed to Ono pursuant to the terms of the agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates, partially offset by fully refundable research and development tax credits. We expense research and development costs as incurred, which include:

•

external research and development expenses incurred under agreements with contract research organizations, or CROs, as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;

•	employee-related expenses, including salaries, bonuses, benefits, share-based compensation, and other related costs for those employees involved in research and development efforts;
•	costs related to manufacturing material for our preclinical studies and clinical trials, including fees paid to contract manufacturing organizations, or CMOs;
•	laboratory supplies and research materials;
•	upfront, milestone and maintenance fees incurred under license, acquisition and other third-party agreements;
•	costs related to compliance with regulatory requirements; and
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

The following table summarizes our research and development costs:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Discovery costs
Direct external costs	$2,789	$2,013
Laboratory supplies and research materials	1,223	965
Personnel related costs	2,362	1,327
Facilities related costs	380	111
Other costs	841	506
	7,595	4,922
Development
RP-3500 program (direct external costs)	2,828	2,846
RP-6306 program (direct external costs)	2,638	—
Personnel related costs	3,032	870
Facilities related costs	101	121
Other costs	552	63
	9,151	3,900
R&D tax credits	(237)	(190)
Total research and development costs	$16,509	$8,632

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

Other Income (Expense), Net

Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign exchange, interest income earned on cash in current bank accounts and other expenses such as interest and bank charges.

Realized and unrealized gains and losses on foreign exchange consist of realized and unrealized gains and losses from holding cash and restricted cash in foreign currency and foreign currency denominated research and development tax credits receivable, other receivables, accounts payable, accrued expenses and other current liabilities as well as operating lease liabilities.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration agreements	$166	$—	$166
Operating expenses:
Research and development, net of tax credits	16,509	8,632	7,877
General and administrative	5,237	2,183	3,054
Total operating expenses	21,746	10,815	10,931
Loss from operations	(21,580)	(10,815)	(10,765)
Other income (expense), net:
Realized and unrealized gain (loss) on foreign exchange	(31)	(1,731)	1,700
Interest income	64	—	64
Other expense	(7)	(2)	(5)
Total other income (expense), net	26	(1,733)	1,759
Loss before income taxes	(21,554)	(12,548)	(9,006)
Income tax expense	137	(53)	190
Net loss and comprehensive loss	$(21,417)	$(12,601)	$(8,816)

Revenue

Revenue was $0.2 million for the three months ended March 31, 2021 as a result of partial revenue recognition of the deferred revenue from our collaboration with Bristol Myers Squibb, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $16.5 million for the three months ended March 31, 2021, compared to $8.6 million for the three months ended March 31, 2020. The increase of $7.9 million was primarily due to:

•	a $3.4 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards advancing the development of our RP-3500 and RP-6306 programs;
•	a $3.2 million increase in personnel-related expenses, including a $0.9 million increase in stock-based compensation costs, in support of our increased discovery and development activities;
•	a $0.3 million increase in laboratory supplies and research materials as a result of our increased efforts towards identifying a product candidate; and
•	a $1.0 million increase in other research and development costs, including facilities costs and external and software costs not directly related to the RP-3500 and RP-6306 programs.

General and Administrative Expenses

General and administrative expenses were $5.2 million for the three months ended March 31, 2021, compared to $2.2 million for the three months ended March 31, 2020. The increase of $3.0 million consisted mainly of a $1.6 million increase in personnel related costs, including a $0.9 million increase in stock-based compensation costs, and a $1.6 million increase in D&O insurance costs, offset by a decrease of $0.2 million in other general and administrative costs.

Other Income (Expense), Net

Other income, net was $0.03 million for the three months ended March 31, 2021, compared to other expense, net of $1.7 million for the three months ended March 31, 2020. The decrease of $1.8 million was primarily attributable to lower foreign denominated currency balances.

Income Tax Recovery (Expense)

The income tax recovery of $0.1 million for the three months ended March 31, 2021, primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary. The income tax expense of $0.05 million for the three months ended March 31, 2020, primarily reflected taxable income in our U.S. subsidiary.

Net Loss

We had net losses of $21.4 million and $12.6 million for the three months ended March 31, 2021 and 2020, respectively.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also partnered with Ono for our Polθ inhibitor program and Bristol Myers Squibb for research and development of potential new product candidates for the treatment of cancer and received initial upfront payments of approximately $58.1 million in the aggregate.

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

As of March 31, 2021, our cash and cash equivalents, restricted cash and marketable securities on hand was $319.1 million. We believe that our existing cash on hand will be sufficient to fund our anticipated operating and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•	the initiation, timing, costs, progress and results of ongoing Phase 1/2 clinical trial of RP-3500 and our ongoing Phase 1 clinical trial of RP-6306;
•	the progress of preclinical development and possible clinical trials of our current earlier-stage programs;
•	the scope, progress, results and costs of our research programs and preclinical development of any additional product candidates that we may pursue;
•	the development requirements of other product candidates that we may pursue;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration agreements;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;
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

Cash Flows

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Net cash used in operating activities	$(14,227)	$(9,717)	$(4,510)
Net cash used in investing activities	(772)	(30)	(742)
Net cash provided by financing activities	183	222	(39)
Effect of exchange rate fluctuations on cash held	34	(1,577)	1,611
Net increase in cash and restricted cash	$(14,782)	$(11,102)	$(3,680)

Operating Activities

Net cash used in operating activities was $14.2 million for the three months ended March 31, 2021, reflecting a net loss of $21.4 million, offset by a net change of $4.6 million in our net operating assets and non-cash charges of $2.6 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, unrealized foreign exchange losses, and non-cash lease expense. The change in our net operating assets was primarily due to an increase of $1.2 million in accounts payable, and a decrease of $3.8 million in prepaid expenses and other receivables.

Net cash used in operating activities was $9.7 million for the three months ended March 31, 2020, reflecting a net loss of $12.6 million, offset by a net change of $0.5 million in our net operating assets and non-cash charges of $2.4 million. The non-cash charges primarily consist of unrealized foreign exchange losses, as well as depreciation expense, share-based compensation expense for option grants to employees and non-cash lease expense. The change in our net operating assets and liabilities was primarily due to an increase of $1.4 million in other assets, other receivables, research and development tax credits receivable and prepaid expenses, as well as a decrease of $0.1 million in operating lease liabilities, offset by an increase of $2.0 million in accounts payable, accrued expenses and other current liabilities, as well as income tax payable.

The $4.5 million increase in cash used in operating activities for the three months ended March 31, 2021 compared to March 31, 2020 is primarily due to an increase in our research and development expenses and general and administrative expenses as a result of our increased efforts towards advancing the development of our RP-3500 and RP-6306 programs, partially offset by a decrease in prepaid expenses.

Investing Activities

Net cash used in investing activities was $0.8 million and $0.03 million for the three months ended March 31, 2021 and 2020, respectively, and resulted from the purchases of property and equipment during these periods.

Financing Activities

Net cash provided by financing activities was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, consisting of net proceeds from the exercise of stock options, partially offset by payments of deferred financing costs.

Effect of Exchange Rate Fluctuations on Cash Held

The effect of exchange rate fluctuations on cash held was a gain of $0.03 million and a loss of $1.6 million for the three months ended March 31, 2021 and 2020, respectively, and resulted from fluctuations in foreign exchange rates, as well as lower foreign currency-denominated cash balances held in the first quarter of 2021 compared to the first quarter of 2020. As at March 31, 2021, our Canadian dollar-denominated cash balance was CA$1.5 million.

Contractual Obligations and Commitments

There were no material changes to our contractual obligations and commitments during the three months ended March 31, 2021 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

There have been no significant changes to our critical accounting policies from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Recently Adopted Accounting Pronouncements

See Note 2 to our annual consolidated financial statements included in the Annual Report for a description of recent accounting pronouncements applicable to our financial statements.

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

We will remain an emerging growth company until the earlier to occur of (1) (a) December 31, 2025, (b) the last day of our fiscal year in which we have total annual gross revenues of at least $1.07 billion or (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which means the market value of our common shares that is held by non-affiliates exceeds $700 million as of the last day of the second quarter of our fiscal year, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the three months ended March 31, 2021, we earned $0.1 million in interest income from cash balances held in interest bearing bank accounts. We do not enter into investments for trading or speculative purposes. In December 2020, we also invested $7.5 million in short-term U.S. Treasury bills. We do not enter into investments for trading or speculative purposes. The objective of holding marketable securities is to invest our excess cash resources in investment vehicles that diversify our cash holdings and provide a guaranteed rate of return, with limited risk to the principal amount invested.  We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Income items and expenses are translated using the average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, research and development tax credits receivable, other receivables, restricted cash, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our Canadian dollar net exposure as of March 31, 2021, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in an increase of approximately $0.1 million on our net loss.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company founded in 2016, and our operations to date have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential synthetic lethal, or SL, gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and clinical development, including continuing our open-label Phase 1/2 clinical trial of RP-3500 and our ongoing Phase 1 clinical trial of RP-6306, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we are devoting substantially all of our financial resources and efforts to research and development of our product candidates including RP-3500 and RP-6306, as well as to enhancing our SNIPRx platform. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire common shares.

We have incurred significant operating losses since our inception in 2016. Our net loss was $21.4 million for the three months ended March 31, 2021 and $53.4 million and $27.2 million for the years ended December 31, 2020 and 2019, respectively. As of March 31, 2021, we had an accumulated deficit of $124.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

•	continue our ongoing and planned development of our product candidates, including our ongoing open-label Phase 1/2 clinical trial of RP-3500 and our ongoing Phase 1 clinical trial of RP-6306;
•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future, including our earlier-stage programs;
•	seek to identify novel SL targets, develop small molecule inhibitors of these targets, nominate and develop additional product candidates and further expand our clinical product pipeline;
•	seek regulatory approvals for RP-3500, RP-6306 and any future product candidates that successfully complete clinical trials;
•	build a portfolio of product candidates through the discovery, development, or acquisition or in-license of drugs, product candidates or technologies;
•	establish a sales, marketing, manufacturing and distribution capability to commercialize RP-3500, RP-6306 and any future product candidate for which we may obtain marketing approval;
•	maintain, protect and expand our intellectual property portfolio;
•	acquire or in-license other product candidates and technologies;
•	hire additional clinical, regulatory and scientific personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•	incur additional legal, accounting and other expenses associated with operating as a public company.

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. Our expenses could increase beyond our expectations if we are required by the FDA, EMA, or other regulatory authorities to perform studies in addition to those we currently expect, or if there are any delays in the initiation and completion of our clinical trials or the development of RP-3500, RP-6306 or any future product candidates.

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

As of March 31, 2021, our cash and cash equivalents, restricted cash and marketable securities on hand was $319.1 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements at least through 2022. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•

the continuation of our ongoing and planned development of our product candidates, including our ongoing open-label Phase 1/2 clinical trial of RP-3500 and our ongoing Phase 1 clinical trial of RP-6306;

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

•	the cost of expanding, maintaining and enforcing our intellectual property portfolio, including filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our product candidates;
•	the effect of competing technological and market developments;
•	the cost and timing of completion of commercial-scale manufacturing activities;
•	the extent to which we partner our programs, acquire or in-license other product candidates and technologies or enter into additional strategic collaborations;
•	the revenue, if any, received from commercial sales of RP-3500, RP-6306 and any future product candidates for which we receive marketing approval;
•	the addition of equipment and physical infrastructure to support our research and development; and
•	the costs of operating as a public company.

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

We have no products approved for sale and our lead product candidates, RP-3500 and RP-6306 are still in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of RP-3500, RP-6306 and one or more of our other product candidates. The success of our product candidates will depend on several factors, including the following:

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

There is no guarantee that the results obtained in current preclinical studies, our ongoing open-label Phase 1/2 clinical trial of RP-3500, our ongoing Phase 1 clinical trial of RP-6306 or any future clinical trials of any product candidate will be sufficient to obtain regulatory approval or marketing authorization for such product candidate.

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

We have limited experience as a company in conducting clinical trials. We began our first clinical trial of RP-3500 in July 2020 and our first clinical trial of RP-6306 in April 2021. In part because of this lack of experience, we cannot be certain that our clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any master services agreement with CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We filed an IND for RP-3500 in the second quarter of 2020 and filed our IND for RP-6306 during this recently completed quarter, but we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, Canada and throughout Europe. Our company headquarters is located in Montréal, our U.S. headquarters is located in the Boston Metro Area, and our CROs and CMOs are located in the United States and abroad. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe and certain other countries. Further, the President of the United States declared the COVID-19 pandemic a national emergency, invoking powers under the Stafford Act, the legislation that directs federal emergency disaster response. In addition, on March 23, 2020, the Governor of Massachusetts ordered all individuals living in the Commonwealth of Massachusetts to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. On May 18, 2020, the governor of Massachusetts issued a new order implementing a phased re-opening of workplaces, effective May 18, 2020. As of March 22, 2021, the Commonwealth of Massachusetts officially entered step one of the fourth phase of re-opening. Similar orders and exemptions were also implemented by the Québec provincial government in March 2020. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders.

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

The effects of the executive orders and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines (for example, our timelines for RP-3500 and RP-6306), the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results, and financial condition.

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

Successful development of targeted therapeutics, such as our portfolio of SL small molecule inhibitors, as well as any related diagnostics, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Our SNIPRx platform is based on new technologies and methods relating to precision target and biomarker identification, screening, and validation. While we believe our clinical development approach of RP-3500 and RP-6306 will eventually provide validation of our SNIPRx platform, we have not, to date, sought regulatory approval for RP-3500, RP-6306 or any other therapeutics developed through our platform. As such, it is difficult to accurately predict the developmental challenges we may incur for our current and future product candidates as we proceed through product discovery, identification, preclinical studies, and clinical trials.

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

We initiated our first clinical trial, an open-label Phase 1/2 clinical trial of RP-3500, in July 2020 and initiated a Phase 1 clinical trial of RP-6306 in April 2021. Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Additionally, we plan on pursuing tumor agnostic clinical development in our trials of RP-3500. However, anti-tumor activity may be different in each of the different tumor types we plan on evaluating in the clinical trial. Therefore, even though we plan on pursuing tumor agnostic clinical development of RP-3500, the tumor response may be low or clinically insignificant in patients with some cancers compared to others. This may result in discontinuation of development of RP-3500 as a monotherapy for patients with these tumor types due to insufficient clinical benefit while continuing development for a more limited population of patients more likely to benefit. As a consequence, we may need to start combination therapies or we may have to negotiate with the FDA to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. The early trials will be single arm and not comparing the results with existing (or new) standard of care. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products or had to withdraw the product after comparator or later stage trials delivered results. Additionally, some of our trials may be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, introducing bias in early interpretation of the results. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials.

Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. Moreover, as the development of the SL pair, ATM-ATR, is still early, any clinical validation of the SL approach to treating cancer may or may not validate our approach. In addition, we may experience regulatory delays or rejections as a result of many factors, including due to changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations and prospects.

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

For example, the genomic alterations our compounds are addressing such as ATM loss and CCNE1 amplification are uncommon genetic alterations in tumors or their subsets and their prognostic significance has not been fully validated for the patient populations that we are targeting. Such development risk contributes to the costs that we may need to bear in validating the alterations as well as the optimal method of diagnostic screening for our clinical trial populations.

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

We are pursuing the development of RP-3500 as a monotherapy and in combination with approved PARP inhibitors. In the near future, we may explore the use of our product candidates, including RP-3500 and RP-6306, in combination with other therapies, including those that are not yet approved. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing, or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third-party payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical, and other resources, such a larger research and development team and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in-license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring, or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price, and reimbursement.

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (now a division of Eli Lilly and Company), Blueprint Medicines Corporation, Agios Pharmaceuticals, Inc., SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., and Turning Point Therapeutics, Inc., are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Artios Pharma Ltd. and IDEAYA Biosciences, Inc.

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

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their implementing regulations, which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers as well as their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

•	the Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;

•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to certain payments and other transfers of value to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include payments and other transfers of value made during the previous year to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives;

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the ACA such as removing penalties, starting January 1, 2019, for not complying with the ACA’s individual mandate to carry health insurance and increasing the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. Further, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a U.S. District Court Judge in Texas ruled that the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress as part of the legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act, or the Tax Act. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Although the U.S. Supreme Court has yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is also unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2030 unless additional action is taken by Congress. These Medicare sequester reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 20202 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigations. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On

December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

For example, we are currently party to a collaboration agreement with Ono pursuant to which we and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. Similarly, in May 2020, we entered into a collaboration and license agreement with Bristol Myers Squibb pursuant to which we and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. These and any future collaborations we enter into may pose a number of risks, including, but not limited to, the following:

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

As of March 31, 2021, we had 104 full-time employees, including 87 employees engaged in research and development and 17 engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our development efforts effectively, including the ongoing Phase 1/2 clinical trial of RP-3500 and the ongoing Phase 1 clinical trial of RP-6306, while complying with our contractual obligations to contractors and other third parties; and

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

Prior to our IPO in June 2020, there was no public market for our common shares. Although our common shares are listed on The Nasdaq Global Select Market, we cannot assure you that an active trading market will be sustained or that any trading market will be liquid. If an active trading market for our common shares does not continue to develop or is not sustained, it may be difficult for investors to sell shares quickly or without depressing the market price of our common shares or to sell the shares at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling our common shares and may impair our ability to acquire other companies or technologies by using our common shares as consideration.

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

The trading price of our common shares has been and is likely to continue to be highly volatile. Furthermore, the stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders may not be able to sell their common shares at or above the price they paid for their common shares. The market price of our common shares may be influenced by many factors, including:

•	the commencement, enrollment, timing and results of our ongoing clinical trial of RP-3500, our ongoing clinical trial of RP-6306 and any future product candidates or those of our competitors;
•	our success or failure in identifying new drug candidates to pursue in clinical development;
•	the success or failure of our SNIPRx platform in identification of new druggable SL targets;
•	the success of competitive drugs, therapies or technologies;
•	development of new product candidates that may address our markets and make our product candidates less attractive;

•	failure or discontinuation of any of our research or development programs;
•	developments related to any existing or future collaborations;
•	regulatory or legal developments in the United States and other countries;
•	the success of competitive products or technologies;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to RP-3500, RP-6306 and any future product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	our inability to obtain or delays in obtaining adequate drug supply for any approved drug or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or shareholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems, including coverage and adequate reimbursement for any approved drug;
•	sales of common shares by us, our executive officers, directors or principal shareholders, or others;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, political, and market conditions and overall fluctuations in the financial markets in the United States and abroad;
•	investors’ general perception of us and our business; and
•	the other factors described in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q.

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

Based upon our common shares outstanding as of March 31, 2021, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 69% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

We have filed registration statements on Form S-8 to register our common shares that are issuable pursuant to our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, as well as, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act.

Additionally, as of March 31, 2021, the holders of a majority of our common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

Based on the composition of our income and assets, we believe we were not classified as a PFIC for the taxable year ended December 31, 2020. No assurances regarding our PFIC status can be provided for any past, current, or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status.

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

REPARE THERAPEUTICS INC.

Date: May 13, 2021	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)