Form 10-Q
period 2021-06-30
Repare Therapeutics Inc.
filed 2021-08-12
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 37,117,016 shares of the registrant’s common stock, no par value per share, outstanding.

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
•

the timing of completion of enrollment and availability of data from our current preclinical studies and clinical trials, including our Phase 1/2 clinical trials of RP-3500 and our Phase 1 clinical trial of RP-6306;

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

•

The effects of health epidemics, including the ongoing COVID-19 coronavirus pandemic, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies and clinical trials. The COVID-19 pandemic could materially affect our operations, including at our offices in Montréal and in the Boston Metro Area, and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of June 30,	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$293,635	$326,184
Marketable securities	7,160	7,526
Research and development tax credits receivable	2,667	2,011
Other receivables	3,597	4,153
Prepaid expenses	2,129	6,678
Total current assets	309,188	346,552
Property and equipment, net	4,235	3,948
Restricted cash	218	212
Operating lease right-of-use assets	4,631	4,674
Other assets	341	288
Deferred tax assets	2,038	1,412
TOTAL ASSETS	$320,651	$357,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,303	$2,251
Accrued expenses and other current liabilities	10,337	5,975
Operating lease liability, current portion	758	697
Deferred revenue, current portion	8,763	2,073
Income tax payable	62	18
Total current liabilities	23,223	11,014
Operating lease liability, net of current portion	3,540	3,308
Deferred revenue, net of current portion	48,799	55,934
TOTAL LIABILITIES	75,562	70,256
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of June 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of June 30, 2021 and December 31, 2020; 37,109,506 and 36,902,924 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	385,454	384,313
Additional paid-in capital	10,719	5,875
Accumulated deficit	(151,084)	(103,358)
Total shareholders’ equity	245,089	286,830
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$320,651	$357,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Collaboration agreements	$279	$—	$445	$—
Operating expenses:
Research and development, net of tax credits	20,205	8,951	36,714	17,583
General and administrative	6,741	3,372	11,978	5,555
Total operating expenses	26,946	12,323	48,692	23,138
Loss from operations	(26,667)	(12,323)	(48,247)	(23,138)
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	(94)	595	(125)	(1,136)
Interest income	38	—	102	—
Other expense	(7)	(4)	(14)	(6)
Total other income (expense), net	(63)	591	(37)	(1,142)
Loss before income taxes	(26,730)	(11,732)	(48,284)	(24,280)
Income tax recovery (expense)	421	(70)	558	(123)
Net loss and comprehensive loss	$(26,309)	$(11,802)	$(47,726)	$(24,403)
Net loss attributable to common shareholders—basic and diluted	$(26,309)	$(11,802)	$(47,726)	$(24,403)
Net loss per share attributable to common shareholders—basic and diluted	$(0.71)	$(2.45)	$(1.29)	$(7.56)
Weighted-average common shares outstanding—basic and diluted	37,036,683	4,825,214	36,977,040	3,229,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Convertible Preferred Shares
	Series A		Series B		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2019	11,090,135	$53,749	10,468,258	$82,248	1,528,374	$1	$3,811	$(49,941)	$(46,129)
Exercise of stock options	—	—	—	—	181,318	520	(196)	—	324
Share-based compensation expense	—	—	—	—	—	—	271	—	271
Net loss and comprehensive loss	—	—	—	—	—	—	—	(12,601)	(12,601)
Balance, March 31, 2020	11,090,135	$53,749	10,468,258	$82,248	1,709,692	$521	$3,886	$(62,542)	$(58,135)
Exercise of stock options	—	—	—	—	85,369	257	(93)	—	164
Share-based compensation expense	—	—	—	—	—	—	389	—	389
Issuance of common shares upon initial public offering, net of issuance costs of $20,957	—	—	—	—	12,650,000	232,043	—	—	232,043
Conversion of convertible preferred shares into an equivalent number of common shares	(11,090,135)	(53,749)	(10,468,258)	(82,248)	21,558,393	135,997	—	—	135,997
Issuance of warrant and conversion into common shares	—	—	—	—	750,000	15,000	—	—	15,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	(11,802)	(11,802)
Balance, June 30, 2020	—	$—	—	$—	36,753,454	$383,818	$4,182	$(74,344)	$313,656

Balance, December 31, 2020	—	$—	—	$—	36,902,924	$384,313	$5,875	$(103,358)	$286,830
Exercise of stock options	—	—	—	—	87,786	297	(114)	—	183
Share-based compensation expense	—	—	—	—	—	—	2,057	—	2,057
Net loss and comprehensive loss	—	—	—	—	—	—	—	(21,417)	(21,417)
Balance, March 31, 2021	—	$—	—	$—	36,990,710	$384,610	$7,818	$(124,775)	$267,653
Exercise of stock options	—	—	—	—	115,497	731	(282)	—	449
Share-based compensation expense	—	—	—	—	—	—	3,183	—	3,183
Issuance of common shares	—	—	—	—	3,299	113	—	—	113
Net loss and comprehensive loss	—	—	—	—	—	—	—	(26,309)	(26,309)
Balance, June 30, 2021	—	$—	—	$—	37,109,506	$385,454	$10,719	$(151,084)	$245,089

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss and comprehensive loss for the period	$(47,726)	$(24,403)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	5,240	660
Depreciation expense	734	403
Non-cash lease expense	748	305
Foreign exchange (gain) loss	(13)	1,162
Amortization of premiums on marketable securities	54	—
Deferred tax	(626)	(60)
Changes in operating assets and liabilities:
Prepaid expenses	4,622	(2,577)
Research and development tax credits receivable	(627)	(381)
Other receivables	556	(725)
Other non-current assets	—	(535)
Accounts payable	1,155	915
Accrued expenses and other current liabilities	4,509	2,371
Operating lease liability, current portion	(272)	(9)
Income tax payable	44	133
Operating lease liability, net of current portion	(238)	(292)
Deferred revenue	(445)	50,000
Net cash (used in) provided by operating activities	(32,285)	26,967
Cash Flows From Investing Activities:
Purchases of property and equipment	(1,201)	(43)
Proceeds from maturities of marketable securities	3,750	—
Purchase of marketable securities	(3,438)	—
Net cash used in investing activities	(889)	(43)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	632	488
Proceeds from issuance of warrant	—	15,000
Net proceeds from issuance of common shares in initial public offering	—	233,760
Net cash provided by financing activities	632	249,248
Effect of exchange rate fluctuations on cash held	(1)	(1,045)
Net (Decrease) Increase In Cash And Cash Equivalents And Restricted Cash	(32,543)	275,127
Cash and cash equivalents and restricted cash at beginning of period	326,396	95,005
Cash and cash equivalents and restricted cash at end of period	$293,853	$370,132

Reconciliation Of Cash And Cash Equivalents And Restricted Cash
Cash and cash equivalents	$293,635	$369,933
Restricted cash	218	199
Total cash and cash equivalents and restricted cash	$293,853	$370,132

Supplemental Disclosure Of Cash Flow Information:
Property and equipment purchases in incurred but not yet paid	$38	$423
Right-of-use asset obtained in exchange for new operating lease liability	$705	$—
Initial public offering costs in accounts payable	$—	$102
Initial public offering costs in accruals and other current liabilities	$—	$1,615
Conversion of Series A and B convertible preferred shares into common shares	$—	$135,997
Conversion of warrant into common shares	$—	$15,000

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2021, the consolidated results of its operations for the three and six months ended June 30, 2021 and 2020, its statements of shareholders’ equity (deficit) for the three and six months ended June 30, 2021 and 2020 and its consolidated cash flows for the six months ended June 30, 2021 and 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2020 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Because the market value of its common shares held by non-affiliates exceeded $700 million as of June 30, 2021, the Company will be deemed a large accelerated filer under the Exchange Act and will lose its status as an “emerging growth company” as of December 31, 2021. The Company will no longer be able to avail itself of such extended transition period for compliance with new or revised accounting standards as of December 31, 2021.

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

COVID-19 Pandemic

With the global spread of the ongoing COVID-19 pandemic, the Company established a cross-functional task force and has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business, including its preclinical studies and its ongoing and planned clinical trials. The Company’s operations are considered as an “essential business” and therefore, the Company is continuing to operate during this period. The Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, and results of operations could be materially adversely affected. The Company cannot predict the ultimate impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak. The Company continues to closely monitor the COVID-19 pandemic as it evolves its business continuity plans, clinical development plans and response strategy. As of the date of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to the Company’s financial statements.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2021 and December 31, 2020:

Description	Financial Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)
As at June 30, 2021
Assets
Cash equivalents
Money market funds	$2,818	$2,818	$—	$—
Marketable securities
U.S. Treasury notes	7,160	7,160	—	—
Total financial assets	$9,978	$9,978	$—	$—

As at December 31, 2020
Assets
Cash equivalents
Money market funds	$2,455	$2,455	$—	$—
Marketable securities
U.S. Treasury notes	7,526	7,526	—	—
Total financial assets	$9,981	$9,981	$—	$—

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

During the six months ended June 30, 2021, there were no transfers between fair value measure levels.

4. Cash and Cash Equivalents and Marketable Securities

As of June 30, 2021 and December 31, 2020, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As at June 30, 2021
Money market funds included in cash and cash equivalents	$2,818	$—	$—	$2,818
Marketable securities:
U.S. Treasury notes	7,160	—	—	7,160
Total	$9,978	$—	$—	$9,978

As at December 31, 2020
Money market funds included in cash and cash equivalents	$2,455	$—	$—	$2,455
Marketable securities:
U.S. Treasury notes	7,526	—	—	7,526
Total	$9,981	$—	$—	$9,981

The amortized cost of marketable securities at June 30, 2021 is equal to their fair value. Accordingly, no unrealized gains or losses were recognized in the six months ended June 30, 2021.

The maturities of the Company’s money market funds included in cash and cash equivalents, and marketable securities is less than one year.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$2,778	$2,771
Accrued research and development expense	5,700	2,584
Accrued professional services	925	436
Other	934	184
Total accrued expenses and other current liabilities	$10,337	$5,975

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

The Company recognized $0.3 million and nil for the three months ended June 30, 2021 and 2020, respectively, and $0.4 million and nil for the six months ended June 30, 2021 and 2020, respectively, as revenue associated with the Bristol Myers Squibb collaboration in relation to research activities performed to date. As of June 30, 2021, no options have been exercised by Bristol Myers Squibb. In July and August 2021, the Company received notification with respect to druggable targets from Bristol Myers Squibb, pursuant to the Bristol Meyers Squibb collaboration and license agreement. Based on these notifications, the Company reclassified $6.2 million of non-current deferred revenue to current. As of June 30, 2021, there was $49.5 million (December 31, 2020 - $49.9 million) of deferred revenue related to the Bristol Myers Squibb collaboration and license agreement, of which $8.8 million (December 31, 2020 - $2.1 million) was classified as current and $40.7 million (December 31, 2020 - $47.8 million) was classified as non-current in the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

7. Leases

The Company has historically entered into lease arrangements for its facilities. As of June 30, 2021, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

In May 2021, the Company amended the lease agreement initially entered in June 2019 for office space in Cambridge, Massachusetts, to extend the lease term until October 2021. The amended agreement will result in $0.2 million of minimum lease payments over the five-month extended lease term.

In June 2021, the Company amended the lease agreement entered in June 2017 for office and laboratory space located in Montreal, Quebec, to extend the lease term until July 2025. The amended agreement will result in $0.5 million of minimum lease payments over the extended four-year lease term.

In July 2021, the Company entered into a new lease agreement for office space in Cambridge, Massachusetts, that has not commenced as of June 30, 2021. The agreement will result in $3.2 million of minimum lease payments over the three-year lease term.

In July 2021, the Company amended the lease agreement entered in November 2019 for office and laboratory space located in Montreal, Quebec, to include additional office space. As of June 30, 2021, the amended agreement has not commenced, and is expected to result in $1.1 million of minimum lease payments over the remaining lease term.

Operating Leases

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating Leases
Lease Costs
Operating lease costs	$424	$165	$843	$330
Short-term lease costs	2	1	5	4
Variable lease costs	54	39	110	92
Total lease costs	$480	$205	$958	$426

	Six Months Ended June 30,
	2021	2020
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$605	$335
Right-of-use assets obtained in exchange for new operating lease liability	$705	$—
Weighted-average remaining lease term	3.9 years	1.37 years
Weighted-average discount rate	4.6%	7.6%

8. Share-Based Compensation

2020 Employee Share Purchase Plan

     In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of June 30, 2021, the number of common shares that may be issued under the ESPP is 696,029.

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

As of June 30, 2021, no common shares have been issued under the ESPP. Share-based compensation expense of $0.1 million and nil in the three months ended June 30, 2021 and 2020, respectively, and $0.1 million and nil in the six months ended June 30, 2021 and 2020, respectively, was recorded in operating expenses.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of share options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased granting awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to grant equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for the issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2021, the number of common shares reserved for issuance under the 2020 Plan is 5,794,266.

Total outstanding stock options as of June 30, 2021 and 2020 were as follows:

	2021		2020
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	4,132,123	$6.39	3,505,119	$2.07
Granted	1,384,616	$35.79	869,075	$16.35
Exercised	(203,283)	$3.11	(266,687)	$1.83
Cancelled or forfeited	(55,451)	$25.08	(7,962)	$2.13
Outstanding at end of period	5,258,005	$14.06	4,099,545	$5.11

During the six months ended June 30, 2021, an aggregate of 203,283 options were exercised at a weighted-average exercise price of $3.11 per share, for aggregate proceeds of $0.6 million. As a result, an amount of $0.4 million previously included in additional paid-in capital related to the exercised options has been credited to common shares and deducted from additional paid-in capital.

Share-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$1,366	$163	$2,353	$296
General and administrative	$1,725	226	2,795	364
Total share-based compensation expense	$3,091	$389	$5,148	$660

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fair value of stock options	$20.95	$10.30	$23.33	$10.30
Risk-free interest rate	0.92%	0.43%	0.72%	0.43%
Expected terms (in years)	5.59	6.07	5.99	6.07
Expected volatility	76.44%	71.99%	75.59%	71.99%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

As of June 30, 2021, there was $39.8 million of unrecognized share-based compensation expense related to unvested stock options to be recognized over a weighted average period of 2.5 years.

9. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common shareholders	$(26,309)	$(11,802)	$(47,726)	$(24,403)
Net loss attributable to common shareholders—basic and diluted	$(26,309)	$(11,802)	$(47,726)	$(24,403)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	37,036,683	4,825,214	36,977,040	3,229,635
Net loss per share attributable to common shareholders—basic and diluted	$(0.71)	$(2.45)	$(1.29)	$(7.56)

The Company’s potentially dilutive securities, which include options, have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the net loss per share attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common shares	5,258,005	4,099,545	5,258,005	4,099,545

10. Subsequent Events

In June 2021, the Company procured a directors and officers (“D&O”) liability insurance policy for a total aggregate premium of $6.8 million, including excise tax, of which $0.3 million has been recognized as accrued expenses and other current liabilities as of

June 30, 2021. The total aggregate premium of D&O insurance in the amount of $6.8 million was paid and $6.5 million was recorded as prepaid expenses and other current assets in July 2021.

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

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On June 23, 2020, we completed our initial public offering, or IPO, whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of June 30, 2021, we had cash and cash equivalents, restricted cash, and marketable securities on hand of $301.0 million.

Since inception, we have incurred significant operating losses. Our net losses were $53.4 million, and $27.2 million for the years ended December 31, 2020 and 2019, respectively, and $47.7 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $151.1 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including RP-3500 and RP-6306, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration agreements.

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

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our preclinical studies and ongoing and planned clinical trials. Our operations are considered as an “essential business” and therefore, we are continuing to operate during this period. We have taken measures to secure our research and development activities, while work in laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, and results of operations could be materially adversely affected. We cannot predict the ultimate impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

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

Recent Developments

•	Announced dosing of first patient in Phase 1b/2 ATTACC clinical trial
o

In August 2021, we dosed the first patient in our Phase 1b/2 ATTACC clinical trial (NCT04972110) of RP-3500, a potent and selective oral small molecule inhibitor of Ataxia-Telangiectasia and Rad3-related protein kinase, or ATR, and PARP inhibitor combinations in patients with molecularly selected cancers.

o

The primary objectives of the Phase 1b portion of the trial include assessment of safety and tolerability and dose finding to establish a recommended Phase 2 dose, or RP2D, of RP-3500 in combination with ZEJULA (niraparib) or LYNPARZA (olaparib) in up to 48 patients (24 per combination) with advanced solid tumors harboring specific mutations in DNA damage response.

o	The Phase 2 portion of the trial is designed to include a dose expansion at the RP2D with a primary objective to determine the antitumor activity of RP-3500 in combination with niraparib or olaparib.
•

Initial results to be presented from the monotherapy arm of the Phase 1/2 clinical trial evaluating RP-3500 as a monotherapy and in combination with Pfizer’s PARP inhibitor, talazoparib, in patients with solid tumors

o	In July 2020, we began dosing in a Phase 1/2 clinical trial of RP-3500.
o	We have activated 12 clinical trial sites across North America and Europe.
o	We plan to disclose initial results from the monotherapy arm early in the fourth quarter of 2021.
•	Announced dosing of first patient in RP-6306 Phase 1 clinical trial
o	In April 2021, we dosed the first patient in our Phase 1 clinical trial of RP-6306.
o	The trial is expected to enroll approximately 60 patients with recurrent tumors characterized by genomic alterations predicted by our SNIPRx® CRISPR-based platform to be sensitive to RP-6306.
o	The trial objectives include assessment of safety, tolerability, dose, and schedule (including the establishment of a recommended Phase 2 dose).
•	Progressed towards first druggable target option exercise in our Bristol Myers Squibb collaboration and license agreement
o

In July and August 2021, we received notification with respect to druggable targets from Bristol Myers Squibb, pursuant to the Bristol Myers Squibb collaboration and license agreement. Based on these notifications, we reclassified $6.2 million of non-current deferred revenue to current.

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

The $50.0 million upfront payment was recorded as deferred revenue on our consolidated balance sheet as per our revenue recognition accounting policy and is expected to be partially recognized at the point in time when option licenses are exercised by Bristol Myers Squibb, with the remainder being recognized on a proportional performance basis over the period of service for research services. In July and August 2021, the Company received notification with respect to druggable targets from Bristol Myers Squibb, pursuant to the Bristol Myers Squibb collaboration and license agreement. Based on these notifications, we reclassified $6.2 million of non-current deferred revenue to current. As of June 30, 2021, there was $49.5 million of deferred revenue related to the Bristol Myers Squibb collaboration and license agreement, of which $8.8 million was classified as current and $40.7 million was classified as non-current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

Performance obligation	Amount
(in thousands)
Research services	$6,405
Option to license druggable target lesions	31,148
Option to license undruggable targets	12,447
Total transaction price	$50,000

In the six months ended June 30, 2021, we recognized $0.4 million in revenue from our collaboration and license agreement with Bristol Myers Squibb.

Collaboration Agreement with Ono Pharmaceutical Company Ltd.

In January 2019, we entered into a research services, license and collaboration agreement with Ono Pharmaceutical Company Ltd., or Ono, pursuant to which we and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. Pursuant to the terms of the agreement, we received initial upfront payments of approximately $8.1 million. These upfront payments have been recorded as deferred revenue on our consolidated balance sheet as of June 30, 2021 and December 31, 2020 as per our revenue recognition accounting policy and will be recognized as revenue at the point in time when a product candidate is licensed to Ono pursuant to the terms of the agreement.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates, partially offset by fully refundable Canadian research and development tax credits. We expense research and development costs as incurred, which include:

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

The following table summarizes our research and development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Discovery costs
Direct external costs	$2,715	$1,650	$5,020	$3,663
Laboratory supplies and research materials	1,238	667	2,461	1,632
Personnel related costs	2,926	1,595	5,288	3,069
Facilities related costs	356	149	736	315
Other costs	828	378	1,669	885
	8,063	4,439	15,174	9,564
Development
RP-3500 program (direct external costs)	5,931	2,883	9,033	5,553
RP-6306 program (direct external costs)	2,464	828	5,312	828
Personnel related costs	3,509	898	6,541	1,621
Facilities related costs	109	70	210	135
Other costs	519	24	1,071	263
	12,532	4,703	22,167	8,400
R&D tax credits	(390)	(191)	(627)	(381)
Total research and development costs	$20,205	$8,951	$36,714	$17,583

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and directors and officers insurance costs as well as investor and public relations expenses associated with operating as a public company, including with our transition from emerging growth company and smaller reporting company status at the end of 2021.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration agreements	$279	$—	$279
Operating expenses:
Research and development, net of tax credits	20,205	8,951	11,254
General and administrative	6,741	3,372	3,369
Total operating expenses	26,946	12,323	14,623
Loss from operations	(26,667)	(12,323)	(14,344)
Other income (expense), net:
Realized and unrealized gain (loss) on foreign exchange	(94)	595	(689)
Interest income	38	—	38
Other expense	(7)	(4)	(3)
Total other income (expense), net	(63)	591	(654)
Loss before income taxes	(26,730)	(11,732)	(14,998)
Income tax recovery (expense)	421	(70)	491
Net loss and comprehensive loss	$(26,309)	$(11,802)	$(14,507)

Revenue

Revenue was $0.3 million for the three months ended June 30, 2021 as a result of partial revenue recognition of the deferred revenue from our collaboration with Bristol Myers Squibb, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $20.2 million for the three months ended June 30, 2021, compared to $9.0 million for the three months ended June 30, 2020. The increase of $11.3 million was primarily due to:

•	a $5.7 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards advancing the development of our RP-3500 and RP-6306 programs;
•	a $3.9 million increase in personnel-related costs, including a $1.3 million increase in stock-based compensation, in support of our increased discovery and development activities;
•	a $0.6 million increase in laboratory supplies and research materials as a result of our increased efforts towards identifying a product candidate; and
•	a $1.1 million increase in other research and development costs, including facilities, software and external costs not directly related to the RP-3500 and RP-6306 programs.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended June 30, 2021, compared to $3.4 million for the three months ended June 30, 2020. The increase of $3.4 million consisted mainly of a $2.3 million increase in personnel related costs, including a $1.5 million increase in stock-based compensation, and a $1.4 million increase in D&O insurance costs as a result of our IPO in June 2020, offset by a decrease of $0.3 million in other general and administrative costs.

Other Income (Expense), Net

Other income, net was $0.1 million for the three months ended June 30, 2021, compared to other expense, net of $0.6 million for the three months ended June 30, 2020. The difference of $0.7 million was primarily attributable to lower foreign denominated currency balances.

Income Tax Recovery (Expense)

The income tax recovery of $0.4 million for the three months ended June 30, 2021, primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary. The income tax expense of $0.1 million for the three months ended June 30, 2020, primarily reflected taxable income in our U.S. subsidiary.

Net Loss

We had net losses of $26.3 million and $11.8 million for the three months ended June 30, 2021 and 2020, respectively.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration agreements	$445	—	445
Operating expenses:
Research and development, net of tax credits	36,714	17,583	19,131
General and administrative	11,978	5,555	6,423
Total operating expenses	48,692	23,138	25,554
Loss from operations	(48,247)	(23,138)	(25,109)
Other (expense) income, net:
Realized and unrealized (loss) gain on foreign exchange	(125)	(1,136)	1,011
Interest income	102	—	102
Other expense	(14)	(6)	(8)
Total other expense, net	(37)	(1,142)	1,105
Loss before income taxes	(48,284)	(24,280)	(24,004)
Income tax recovery (expense)	558	(123)	681
Net loss and comprehensive loss	$(47,726)	$(24,403)	$(23,323)

Revenue

Revenue was $0.4 million for the six months ended June 30, 2021 as a result of partial revenue recognition of the deferred revenue from our collaboration with Bristol Myers Squibb, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $36.7 million for the six months ended June 30, 2021, compared to $17.6 million for the six months ended June 30, 2020. The increase of $19.1 million was primarily due to:

•	a $9.3 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards advancing the development of our RP-3500 and RP-6306 programs;
•	a $7.1 million increase in personnel-related costs, including a $2.1 million increase in stock-based compensation, in support of our increased discovery and development activities;
•	a $0.8 million increase in laboratory supplies and research materials as a result of our increased efforts towards identifying a product candidate; and
•	a $1.9 million increase in other research and development costs, including facilities, software and external costs not directly related to the RP-3500 and RP-6306 programs.

General and Administrative Expenses

General and administrative expenses were $12.0 million for the six months ended June 30, 2021, compared to $5.6 million for the six months ended June 30, 2020. The increase of $6.4 million consisted mainly of a $3.9 million increase in personnel related costs, including a $2.4 million increase in stock-based compensation, and a $3.0 million increase in D&O insurance costs as a result of our IPO in June 2020, offset by a decrease of $0.5 million in other general and administrative costs.

Other Income (Expense), Net

Other income, net was $0.04 million for the six months ended June 30, 2021, compared to other expense, net of $1.1 million for the six months ended June 30, 2020. The decrease of $1.1 million was primarily attributable to lower foreign denominated currency balances.

Income Tax Recovery (Expense)

The income tax recovery of $0.6 million for the six months ended June 30, 2021, primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary. The income tax expense of $0.1 million for the six months ended June 30, 2020, primarily reflected taxable income in our U.S. subsidiary.

Net Loss

We had net losses of $47.7 million and $24.4 million for the six months ended June 30, 2021 and 2020, respectively.

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

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved product candidates and we will continue to incur additional costs associated with operating as a public company, including with our transition from emerging growth company and smaller reporting company status at the end of 2021. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities.

As of June 30, 2021, our cash and cash equivalents, restricted cash and marketable securities on hand was $301.0 million. We believe that our existing cash on hand will be sufficient to fund our anticipated operating and capital expenditure requirements through 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2021	2020	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(32,285)	$26,967	$(59,252)
Net cash used in investing activities	(889)	(43)	(846)
Net cash provided by financing activities	632	249,248	(248,616)
Effect of exchange rate fluctuations on cash held	(1)	(1,045)	1,044
Net (decrease) increase in cash and restricted cash	$(32,543)	$275,127	$(307,670)

Operating Activities

Net cash used in operating activities was $32.3 million for the six months ended June 30, 2021, reflecting a net loss of $47.7 million, offset by a net change of $9.3 million in our net operating assets and non-cash charges of $6.1 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, and non-cash lease expense. The change in our net operating assets was primarily due to an increase of $4.5 million in accrued expenses and other current liabilities, and a decrease of $4.6 million in prepaid expenses.

Net cash provided by operating activities was $27.0 million for the six months ended June 30, 2020, reflecting a net loss of $24.4 million, offset by a net change of $48.9 million in our net operating assets and non-cash charges of $2.5 million. The non-cash charges primarily consist of unrealized foreign exchange losses, as well as depreciation expense and share-based compensation expense for option grants to employees and non-cash lease expense. The change in our net operating assets and liabilities was primarily due to an increase of $50.0 million in deferred revenue as a result of the upfront payment received from Bristol Myers

Squibb pursuant to the collaboration and license agreement entered into in the second quarter of 2020, as well as a $2.4 million increase in accrued expenses and other current liabilities, offset by an increase of $2.6 million in prepaid expenses and other current assets.

The $59.3 million increase in cash used in operating activities for the six months ended June 30, 2021 compared to June 30, 2020 is primarily due to an increase in our research and development expenses and general and administrative expenses as a result of our efforts in advancing the development of our RP-3500 and RP-6306 programs, partially offset by the $50.0 million upfront payment received from Bristol Myers Squibb in the second quarter of 2020 pursuant to our collaboration and license agreement.

Investing Activities

Net cash used in investing activities was $0.9 million and $0.04 million for the six months ended June 30, 2021 and 2020, respectively, and resulted primarily from the purchases of property and equipment during these periods.

Financing Activities

Net cash provided by financing activities was $0.6 million consisting of net proceeds from the exercise of stock options for the six months ended June 30, 2021. Net cash provided by financing activities was $249.2 million for the six months ended June 30, 2020, consisting primarily of net proceeds from our IPO and the issuance of a warrant in the second quarter of 2020.

Effect of Exchange Rate Fluctuations on Cash Held

The effect of exchange rate fluctuations on cash held was nil and a loss of $1.0 million for the six months ended June 30, 2021 and 2020, respectively, and resulted from fluctuations in foreign exchange rates, as well as lower foreign currency-denominated cash balances held in the first half of 2021 compared to the first half of 2020. As at June 30, 2021, our Canadian dollar-denominated cash balance was CA$3.2 million.

Contractual Obligations and Commitments

In May 2021, we amended the lease agreement initially entered in June 2019 for office space in Cambridge, Massachusetts, to extend the lease term until October 2021. The amended agreement will result in $0.2 million of minimum lease payments over the five-month extended lease term.

In June 2021, we amended the lease agreement entered in June 2017 for office and laboratory space located in Montreal, Quebec, to extend the lease term until July 2025. The amended agreement will result in $0.5 million of minimum lease payments over the extended four-year lease term.

In July 2021, we entered into a new lease agreement for office space in Cambridge, Massachusetts, that has not commenced as of June 30, 2021. The agreement will result in $3.2 million of minimum lease payments over the three-year lease term.

In July 2021, we amended the lease agreement entered in November 2019 for office and laboratory space located in Montreal, Quebec, to include additional office space. As of June 30, 2021, the amended agreement has not commenced, and is expected to result in $1.1 million of minimum lease payments over the remaining lease term.

In June 2021, we procured a directors and officers, or D&O, liability insurance policy for a total aggregate premium of $6.8 million, including excise tax, of which $0.3 million has been recognized as accrued expenses and other current liabilities as of June 30, 2021. The total aggregate premium of D&O insurance in the amount of $6.8 million was paid and $6.5 million was recorded as prepaid expenses and other current assets in July 2021.

Other than the changes in our lease commitments and our procurement of D&O insurance described above, there were no material changes to our contractual obligations and commitments during the six months ended June 30, 2021 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our annual consolidated financial statements included in the Annual Report, and note Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for a description of recent accounting pronouncements applicable to our financial statements.

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

Because the market value of our common shares held by non-affiliates exceeded $700 million as of June 30, 2021, we will be deemed a “large accelerated filer” under the Exchange Act as of December 31, 2021. Therefore, as of December 31, 2021, we will no longer qualify as an “emerging growth company” as defined in the JOBS Act and a “smaller reporting company” as defined in the Exchange Act. However, we are not required to reflect the change in our smaller reporting company status until our first quarterly report in our next fiscal year (i.e., the quarterly report for the three-month period ended March 31, 2022).

As a large accelerated filer, we will be subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company. These requirements include, but are not limited to:

•

the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;

•

compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditors’ report providing additional information about the audit and the financial statements;

•	the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•	the requirement that we hold a non-binding advisory vote on executive compensation and obtain shareholder approval of any golden parachute payments not previously approved.

We expect that compliance with the additional requirements of being a large accelerated filer will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the three and six months ended June 30, 2021, we earned $0.1 million in interest income from cash balances held in interest bearing bank accounts. We do not enter into investments for trading or speculative purposes. In December 2020, we also invested $7.5 million in short-term U.S. Treasury bills. We do not enter into investments for trading or speculative purposes. The objective of holding marketable securities is to invest our excess cash resources in investment vehicles that diversify our cash holdings and provide a guaranteed rate of return, with limited risk to the principal amount invested.  We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Income items and expenses are translated using the average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, research and development tax credits receivable, other receivables, restricted cash, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our Canadian dollar net exposure as of June 30, 2021, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in an increase of approximately $0.1 million on our net loss.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since our inception in 2016. Our net loss was $47.7 million for the six months ended June 30, 2021 and $53.4 million and $27.2 million for the years ended December 31, 2020 and 2019, respectively. As of June 30, 2021, we had an accumulated deficit of $151.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

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

To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020. We expect to spend substantial amounts to advance our product candidates into clinical development and to complete the clinical development of, seek regulatory approvals for and commercialize our product candidates, if approved. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Furthermore, we have and will continue to incur additional costs associated with operating as a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate certain of our research and development programs.

As of June 30, 2021, our cash and cash equivalents, restricted cash and marketable securities on hand was $301.0 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements at least through 2022. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•

the continuation of our ongoing and planned development of our product candidates, including our ongoing open-label Phase 1/2 clinical trial of RP-3500 and our ongoing Phase 1 clinical trial of RP-6306;

•	the timing, costs, progress and results of our ongoing clinical trials of RP-3500 and RP-6306;
•	the progress of preclinical development and possible clinical trials of our current earlier-stage programs;
•	the scope, progress, results and costs of our research programs and preclinical development of other product candidates that we may pursue;
•	the development requirements of other product candidates that we may pursue;
•	our headcount growth and associated costs as we expand our research and development and establish a commercial infrastructure;
•	the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration agreements;
•	the cost of establishing a sales, marketing and distribution infrastructure to commercialize any product candidates for which we may obtain marketing approval;
•	the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;
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

The effects of health epidemics, including the ongoing COVID-19 coronavirus pandemic, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies and clinical trials. The COVID-19 pandemic could materially affect our operations, including at our offices in Montréal and in the Boston Metro Area, and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, the COVID-19 coronavirus has spread to multiple countries, including the United States, Canada and throughout Europe. Our company headquarters is located in Montréal, our U.S. headquarters is located in the Boston Metro Area, and our CROs and CMOs are located in the United States and abroad. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. In connection with the COVID-19 pandemic, governments, including the Québec provincial government and the Governor of Massachusetts, have implemented significant measures, including closures, quarantines, travel restrictions and other social distancing directives. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. Although health and safety precautions loosened in many jurisdictions over the past several months as the number of COVID-19 cases declined and vaccination rates increased, beginning in early July 2021, COVID-19 cases, including cases associated with the highly contagious delta variant, have increased significantly in the United States, including the Commonwealth of Massachusetts. As cases rise, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated.

In response to these public health directives and orders, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Employees who can work from home have been doing so, while work in laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. Business travel has been limited, and online and teleconference technology is used to meet virtually rather than in person.

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

The global outbreak of the COVID-19 coronavirus continues to rapidly evolve. The extent to which the COVID-19 coronavirus may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the results of vaccination efforts, resurgences of the virus, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

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

We initiated our first clinical trial, an open-label Phase 1/2 clinical trial of RP-3500, in the third quarter of 2020 and initiated a Phase 1 clinical trial of RP-6306 in the second quarter of 2021. Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events. Additionally, we plan on pursuing tumor agnostic clinical development in our trials of RP-3500. However, anti-tumor activity may be different in each of the different tumor types we plan on evaluating in the clinical trial. Therefore, even though we plan on pursuing tumor agnostic clinical development of RP-3500, the tumor response may be low or clinically insignificant in patients with some cancers compared to others. This may result in discontinuation of development of RP-3500 as a monotherapy for patients with these tumor types due to insufficient clinical benefit while continuing development for a population of patients with specific tumor types more likely to benefit. As a consequence, we may need to start combination therapies or we may have to negotiate with the FDA to reach agreement on defining the optimal patient population, study design and size in order to obtain regulatory approval, any of which may require significant additional resources and delay the timing of our clinical trials and ultimately the approval, if any, of any of our product candidates.

In addition, differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. The early trials will be single arm and not comparing the results with existing (or new) standard of care. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products or had to withdraw the product after comparator or later stage trials delivered results. The changing regulatory landscape may require larger and randomized trials that will take a longer time to perform.

Additionally, some of our trials may be open-label studies, where both the patient and investigator know whether the patient is receiving the investigational product candidate or an existing approved drug, introducing bias in early interpretation of the results. Most typically, open-label clinical trials test only the investigational product candidate and sometimes do so at different dose levels. Open-label clinical trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label clinical trials are aware when they are receiving treatment. In addition, open-label clinical trials may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. Therefore, it is possible that positive results observed in open-label trials will not be replicated in later placebo-controlled trials. Further, as our trials are in patients who encountered multiple therapy failures previously, interpretation of results may be biased both towards lesser activity and at the same time towards a population that is able to tolerate and possibly benefit from novel therapies. Hence interpretation of any results from this population may not directly translate to our eventual pivotal trial population that will likely be more homogenous and less pretreated.

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on patients with specific genomic alterations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, with respect to RP-3500, we are currently researching 16 STEP2-identified genomic alterations in addition to ATM deficiency, including several novel genes that have not been previously reported as rendering sensitivity to ATR inhibitors. These genes include: RNASEH2A; RNASEH2B; CHTF8, MRE11; NBN; RAD50; BRCA1; BRCA2; PALB2; RAD51B; SETD2; CDK12; ATRIP; RAD17; REV3L; and FZR1. Further, certain of these genes are not yet included in commercially available panels or CLIA-validated panels used in large academic centers. As such, for our ongoing Phase 1/2 trial, we have identified and partnered with multiple large, leading clinical centers globally where tumor sequencing is the standard of care. While we believe that these panels will include the majority, if not all, of these genes, genes may not be available on certain panels at our clinical sites. We cannot be certain how many patients will have each of the genomic alterations that RP-3500 is designed to target or that the number of patients enrolled for each mutation will suffice for regulatory approval and inclusion of each such mutation in the approved label. We may be unsuccessful in our efforts to work with our clinical partners to identify patients who are eligible for our clinical trial of RP-3500.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (now a division of Eli Lilly and Company), Blueprint Medicines Corporation, Agios Pharmaceuticals, Inc., SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., and Turning Point Therapeutics, Inc., are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Artios Pharma Ltd., IDEAYA Biosciences, Inc., Impact Therapeutics, Inc., and Cyteir Therapeutics, Inc.

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

Even if we are successful in obtaining regulatory approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for one or any of our products once approved, market acceptance and commercial success would be limited.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 20202 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigations. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the United States District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the United States District Court of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the United States District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Additionally, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

As of June 30, 2021, we had 117 full-time employees, including 95 employees engaged in research and development and 22 engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Based upon our common shares outstanding as of June 30, 2021, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 66% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Additionally, as of June 30, 2021, the holders of a majority of our common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

Section 404(a) of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, requires that beginning with our second annual report following our IPO, management assess and report annually on the effectiveness of our internal control over financial reporting and identify any material weaknesses in our internal control over financial reporting. We are in the process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation, which is time consuming, costly, and complicated. In addition, Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented will increase our expenses and require significant management time.

The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our independent registered public accounting firm's evaluations of our internal control over financial reporting, we may need to upgrade systems, including information technology, implement additional financial and management controls, reporting systems, and procedures, and hire additional accounting and finance staff.

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

Because the market value of our common shares held by non-affiliates exceeded $700 million as of June 30, 2021, we will be deemed a “large accelerated filer” under the Exchange Act and will lose status as an “emerging growth company” as defined in the JOBS Act as of December 31, 2021. Thereafter, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting, and may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common shares.

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

We will no longer qualify as an “emerging growth company” and a “smaller reporting company” as of December 31, 2021 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies.

We are currently an “emerging growth company” as defined in the JOBS Act and we have taken advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (i) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (ii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (iii) exemptions from the requirements of holding nonbinding advisory shareholder votes on executive compensation and shareholder approval of any golden parachute payments not approved previously. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in our periodic reports. Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

Because the market value of our common shares held by non-affiliates exceeded $700 million as of June 30, 2021, we will be deemed a large accelerated filer under the Exchange Act and will lose our status as an “emerging growth company” as of December 31, 2021.

We are also currently a “smaller reporting company,” meaning that the market value of our common shares held by non-affiliates is less than $700 million and our annual revenue was less than $100.0 million during our most recently completed fiscal year. However, we will no longer be a “smaller reporting company” as of December 31, 2021, as our common shares held by non-affiliates exceeded $700 million as of June 30, 2021.

As a result of our loss of “emerging growth company” status, it is possible that investors have found or will continue to find our common stock less attractive in light of the fact that we have relied on certain of these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile. We also expect that the loss of our “emerging growth company” status and compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

We have and will continue to incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company. Because the market value of our common shares held by non-affiliates exceeded $700 million as of June 30, 2021, we will be deemed a large accelerated filer under the Exchange Act and will lose our status as an “emerging growth company” as of December 31, 2021. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

10.1++	Addendum to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 1, 2021

10.2++	Third Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 1, 2021

10.3	Fourth Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and The Manfacturers Life Insurance Company, dated June 22, 2021

10.4++	Lease Agreement by and between the registrant, Repare Therapeutics Inc. and RREEF America REITH II Corp. PPP , dated July 31, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

REPARE THERAPEUTICS INC.

Date: August 12, 2021	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)