Form 10-Q
period 2021-09-30
Repare Therapeutics Inc.
filed 2021-11-10
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 41,735,057 shares of the registrant’s common stock, no par value per share, outstanding.

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
•
the impact of the ongoing COVID-19 pandemic on our operations, the continuity of our business, including our preclinical studies and clinical trials, general economic conditions and ability to raise additional capital;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of September 30,	As of December 31,
	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$260,995	$326,184
Marketable securities	7,194	7,526
Research and development tax credits receivable	2,317	2,011
Other receivables	767	4,153
Prepaid expenses	9,103	6,678
Total current assets	280,376	346,552
Property and equipment, net	4,165	3,948
Restricted cash	—	212
Operating lease right-of-use assets	7,253	4,674
Other assets	1,008	288
Deferred tax assets	2,843	1,412
TOTAL ASSETS	$295,645	$357,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,860	$2,251
Accrued expenses and other current liabilities	11,020	5,975
Operating lease liability, current portion	1,458	697
Deferred revenue, current portion	8,925	2,073
Income tax payable	147	18
Total current liabilities	23,410	11,014
Operating lease liability, net of current portion	5,623	3,308
Deferred revenue, net of current portion	48,359	55,934
TOTAL LIABILITIES	77,392	70,256
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of September 30, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of September 30, 2021 and December 31, 2020; 37,133,938 and 36,902,924 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	385,990	384,313
Additional paid-in capital	14,239	5,875
Accumulated deficit	(181,976)	(103,358)
Total shareholders’ equity	218,253	286,830
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$295,645	$357,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Collaboration agreements	$278	$—	$723	$—
Operating expenses:
Research and development, net of tax credits	25,361	10,091	62,075	27,674
General and administrative	6,596	3,996	18,574	9,551
Total operating expenses	31,957	14,087	80,649	37,225
Loss from operations	(31,679)	(14,087)	(79,926)	(37,225)
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	33	290	(92)	(846)
Interest income	53	156	155	156
Other expense	(7)	(4)	(21)	(10)
Total other income (expense), net	79	442	42	(700)
Loss before income taxes	(31,600)	(13,645)	(79,884)	(37,925)
Income tax recovery (expense)	708	(106)	1,266	(229)
Net loss and comprehensive loss	$(30,892)	$(13,751)	$(78,618)	$(38,154)
Net loss attributable to common shareholders—basic and diluted	$(30,892)	$(13,751)	$(78,618)	$(38,154)
Net loss per share attributable to common shareholders—basic and diluted	$(0.83)	$(0.37)	$(2.12)	$(2.63)
Weighted-average common shares outstanding—basic and diluted	37,122,668	36,756,694	37,026,116	14,486,896

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Convertible Preferred Shares
	Series A		Series B		Common Shares
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2019	11,090,135	$53,749	10,468,258	$82,248	1,528,374	$1	$3,811	$(49,941)	$(46,129)
Exercise of stock options	—	—	—	—	181,318	520	(196)	—	324
Share-based compensation expense	—	—	—	—	—	—	271	—	271
Net loss and comprehensive loss	—	—	—	—	—	—	—	(12,601)	(12,601)
Balance, March 31, 2020	11,090,135	$53,749	10,468,258	$82,248	1,709,692	$521	$3,886	$(62,542)	$(58,135)
Exercise of stock options	—	—	—	—	85,369	257	(93)	—	164
Share-based compensation expense	—	—	—	—	—	—	389	—	389
Issuance of common shares upon initial public offering, net of issuance costs of $20,957	—	—	—	—	12,650,000	232,043	—	—	232,043
Conversion of convertible preferred shares into an equivalent number of common shares	(11,090,135)	(53,749)	(10,468,258)	(82,248)	21,558,393	135,997	—	—	135,997
Issuance of warrant and conversion into common shares	—	—	—	—	750,000	15,000	—	—	15,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	(11,802)	(11,802)
Balance, June 30, 2020	—	$—	—	$—	36,753,454	$383,818	$4,182	$(74,344)	$313,656
Exercise of stock options	—	—	—	—	11,559	34	(12)	—	22
Share-based compensation expense	—	—	—	—	—	—	871	—	871
Net loss and comprehensive loss	—	—	—	—	—	—	—	(13,751)	(13,751)
Balance, September 30, 2020	—	$—	—	$—	36,765,013	$383,852	$5,041	$(88,095)	$300,798

Balance, December 31, 2020	—	$—	—	$—	36,902,924	$384,313	$5,875	$(103,358)	$286,830
Exercise of stock options	—	—	—	—	87,786	297	(114)	—	183
Share-based compensation expense	—	—	—	—	—	—	2,057	—	2,057
Net loss and comprehensive loss	—	—	—	—	—	—	—	(21,417)	(21,417)
Balance, March 31, 2021	—	$—	—	$—	36,990,710	$384,610	$7,818	$(124,775)	$267,653
Exercise of stock options	—	—	—	—	115,497	731	(282)	—	449
Share-based compensation expense	—	—	—	—	—	—	3,183	—	3,183
Issuance of common shares	—	—	—	—	3,299	113	—	—	113
Net loss and comprehensive loss	—	—	—	—	—	—	—	(26,309)	(26,309)
Balance, June 30, 2021	—	$—	—	$—	37,109,506	$385,454	$10,719	$(151,084)	$245,089
Exercise of stock options	—	—	—	—	14,489	129	(49)	—	80
Share-based compensation expense	—	—	—	—	—	—	3,693	—	3,693
Issuance of common shares under the 2020 Employee Share Purchase Plan	—	—	—	—	9,943	407	(124)	—	283
Net loss and comprehensive loss	—	—	—	—	—	—	—	(30,892)	(30,892)
Balance, September 30, 2021	—	$—	—	$—	37,133,938	$385,990	$14,239	$(181,976)	$218,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss and comprehensive loss for the period	$(78,618)	$(38,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,933	1,531
Depreciation expense	1,103	610
Non-cash lease expense	1,248	520
Foreign exchange loss	10	835
Amortization of premiums on marketable securities	85	—
Deferred tax	(1,431)	(86)
Changes in operating assets and liabilities:
Prepaid expenses	(2,425)	(8,834)
Research and development tax credits receivable	(295)	(584)
Other receivables	3,429	(1,283)
Other non-current assets	(616)	71
Accounts payable	(295)	(1,120)
Accrued expenses and other current liabilities	5,166	3,540
Operating lease liability, current portion	(174)	(97)
Income tax payable	129	265
Operating lease liability, net of current portion	(584)	(351)
Deferred revenue	(723)	50,000
Net cash (used in) provided by operating activities	(65,058)	6,863
Cash Flows From Investing Activities:
Purchases of property and equipment	(1,525)	(516)
Proceeds from maturities of marketable securities	5,450	—
Purchase of marketable securities	(5,203)	—
Net cash used in investing activities	(1,278)	(516)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	712	510
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	283	—
Proceeds from issuance of warrant	—	15,000
Net proceeds from issuance of common shares in initial public offering	—	232,043
Net cash provided by financing activities	995	247,553
Effect of exchange rate fluctuations on cash held	(60)	(830)
Net (Decrease) Increase In Cash And Cash Equivalents And Restricted Cash	(65,401)	253,070
Cash and cash equivalents and restricted cash at beginning of period	326,396	95,005
Cash and cash equivalents and restricted cash at end of period	$260,995	$348,075

Reconciliation Of Cash And Cash Equivalents And Restricted Cash
Cash and cash equivalents	$260,995	$347,872
Restricted cash	—	203
Total cash and cash equivalents and restricted cash	$260,995	$348,075

Supplemental Disclosure Of Cash Flow Information:
Property and equipment purchases in incurred but not yet paid	$13	$950
Right-of-use asset obtained in exchange for new operating lease liability	$3,827	$4,516
Deferred financing costs in accruals and other current liabilities	$104	$—
Conversion of Series A and B convertible preferred shares into common shares	$—	$135,997
Conversion of warrant into common shares	$—	$15,000

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2020, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2021, the consolidated results of its operations for the three and nine months ended September 30, 2021 and 2020, its statements of shareholders’ equity (deficit) for the three and nine months ended September 30, 2021 and 2020 and its consolidated cash flows for the nine months ended September 30, 2021 and 2020.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2021 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2020 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

COVID-19 Pandemic

With the global spread of the ongoing COVID-19 pandemic, including variants of COVID-19, the Company established a cross-functional task force and has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business, including its preclinical studies and its ongoing and planned clinical trials. The Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, the Company’s business, financial condition, and results of operations could be materially adversely affected. The Company cannot predict the ultimate impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak. The Company continues to closely monitor the COVID-19 pandemic as it evolves its business continuity plans, clinical development plans and response strategy. As of the date of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to the Company’s consolidated financial statements.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2021 and December 31, 2020:

Description	Financial Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)
As at September 30, 2021
Assets
Cash equivalents
Money market funds	$2,774	$2,774	$—	$—
Marketable securities
U.S. Treasury notes	7,194	7,194	—	—
Total financial assets	$9,968	$9,968	$—	$—

As at December 31, 2020
Assets
Cash equivalents
Money market funds	$2,455	$2,455	$—	$—
Marketable securities
U.S. Treasury notes	7,526	7,526	—	—
Total financial assets	$9,981	$9,981	$—	$—

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

During the nine months ended September 30, 2021, there were no transfers between fair value measure levels.

4. Cash and Cash Equivalents and Marketable Securities

As of September 30, 2021 and December 31, 2020, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As at September 30, 2021
Money market funds included in cash and cash equivalents	$2,774	$—	$—	$2,774
Marketable securities:
U.S. Treasury notes	7,194	—	—	7,194
Total	$9,968	$—	$—	$9,968

As at December 31, 2020
Money market funds included in cash and cash equivalents	$2,455	$—	$—	$2,455
Marketable securities:
U.S. Treasury notes	7,526	—	—	7,526
Total	$9,981	$—	$—	$9,981

The amortized cost of marketable securities at September 30, 2021 is equal to their fair value. Accordingly, no unrealized gains or losses were recognized in the nine months ended September 30, 2021.

The maturities of the Company’s money market funds included in cash and cash equivalents, and marketable securities is less than one year.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued compensation and benefits	$3,361	$2,771
Accrued research and development expense	6,808	2,584
Accrued professional services	456	436
Other	395	184
Total accrued expenses and other current liabilities	$11,020	$5,975

6. Collaboration and License Agreement

In May 2020, the Company entered into a collaboration and license agreement with Bristol-Myers Squibb Company (“Bristol Myers Squibb”), pursuant to which the Company and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer (the “BMS Agreement”). The Company is providing Bristol Myers Squibb access to a selected number of its existing screening campaigns and novel campaigns. The Company is responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol Myers Squibb, in accordance with a mutually agreed upon research plan, and will be solely responsible for such costs. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. Upon Bristol Myers Squibb’s election to exercise its option to obtain exclusive worldwide licenses for the subsequent development, manufacturing and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities and costs.

The collaboration term will expire 42 months after the effective date of the BMS Agreement. The BMS Agreement will expire, assuming that Bristol Myers Squibb has exercised at least one option for a program, on a licensed product-by-licensed product and country-by-country basis on expiration of the applicable royalty term and in its entirety upon expiration of the last royalty term. Either party may terminate earlier upon an uncured material breach of the agreement by the other party, or the insolvency of the other party. Additionally, Bristol Myers Squibb may terminate the BMS Agreement for any or no reason on a program-by-program basis upon specified written notice.

Under the terms of the BMS Agreement, Bristol Myers Squibb paid the Company an initial nonrefundable upfront fee of $50.0 million in June 2020. The Company is also entitled to receive up to $301.0 million in total milestones on a program-by-program basis, consisting of $176.0 million in the aggregate for certain specified research, development and regulatory milestones and $125.0 million in the aggregate for certain specified commercial milestones. The Company is further entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions.

The Company assessed the BMS Agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that Bristol Myers Squibb is a customer based on the agreement structure. At inception, the Company identified several performance obligations under the BMS Agreement, being (i) research activities for each campaign over the collaboration term, as well as (ii) a selected number of material rights associated with options to obtain exclusive development, manufacturing, and commercial licenses to targets identified. The Company determined that the options to obtain the exclusive development, manufacturing and commercialization licenses were material rights under ASC 606 because there are minimal amounts to be paid to the Company upon exercise of such options.

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

The Company recognized $0.3 million and nil for the three months ended September 30, 2021 and 2020, respectively, and $0.7 million and nil for the nine months ended September 30, 2021 and 2020, respectively, as revenue associated with the BMS Agreement in relation to research activities performed to date. As of September 30, 2021, there was $49.1 million (December 31, 2020 - $49.9 million) of deferred revenue related to the BMS Agreement, of which $8.9 million (December 31, 2020 - $2.1 million) was classified as current and $40.2 million (December 31, 2020 - $47.8 million) was classified as non-current in the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises. As of September 30, 2021, no options were exercised by Bristol Myers Squibb. In October 2021, the Company received notification from Bristol Myers Squibb of their option exercise for druggable targets directed at a synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, the Company expects to record approximately $6.5 million as revenue in the fourth quarter of 2021 with regards to the option fees to be received from Bristol Meyers Squibb and the achievement of the related performance obligation.

7. Leases

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2021, the Company had five operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

In May 2021, the Company amended the lease agreement initially entered in June 2019 for office space in Cambridge, Massachusetts, to extend the lease term until October 2021. The amended agreement will result in $0.2 million of minimum lease payments over the five-month extended lease term. In August 2021, the Company further amended the lease agreement to extend the lease term until December 2021. This second amendment will result in $0.1 million of minimum lease payments over the two-month extended lease term.

In June 2021, the Company amended the lease agreement entered in June 2017 for office and laboratory space located in Montreal, Quebec, to extend the lease term until July 2025. The amended agreement will result in $0.5 million of minimum lease payments over the extended four-year lease term.

In July 2021, the Company entered into a new lease agreement for office space in Cambridge, Massachusetts. The agreement will result in $3.2 million of minimum lease payments over the three-year lease term.

In July 2021, the Company amended the lease agreement entered in November 2019 for office and laboratory space located in Montreal, Quebec, to include additional office space. As of September 30, 2021, the amended agreement has not commenced, and is expected to result in $1.1 million of minimum lease payments over the remaining lease term.

Operating Leases

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating Leases
Lease Costs
Operating lease costs	$563	$249	$1,406	$579
Short-term lease costs	22	34	27	38
Variable lease costs	20	16	130	108
Total lease costs	$605	$299	$1,563	$725

	Nine Months Ended September 30,
	2021	2020
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$913	$513
Right-of-use assets obtained in exchange for new operating lease liability	$3,827	$4,516
Weighted-average remaining lease term (in years)	3.51	4.37
Weighted-average discount rate	4.0%	5.2%

8. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of September 30, 2021, the number of common shares that may be issued under the ESPP is 686,086.

The ESPP enables eligible employees to purchase common shares of the Company at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. At the end of each offering period, payroll deductions that have accumulated are used to purchase shares of the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or suspend contributions to the ESPP. If the participant elects to withdraw during an offering, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. The ESPP purchases only whole shares of the Company’s shares. The Company’s first ESPP offering period began February 16, 2021 and ended on August 15, 2021, with a second offering period commencing on August 16, 2021. Subsequent offering periods will be on a rolling six-month basis.

As of September 30, 2021, 9,943 common shares have been issued under the ESPP. Share-based compensation expense of $0.1 million in the three months ended September 30, 2021 and $0.1 million in the nine months ended September 30, 2021 was recorded in operating expenses. No share-based compensation expense was recorded in operating expenses in the three and nine months ended September 30, 2020.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of share options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased granting awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to grant equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for the issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2021, the number of common shares reserved for issuance under the 2020 Plan is 5,797,188.

Total outstanding stock options as of September 30, 2021 and 2020 were as follows:

	2021		2020
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	4,132,123	$6.39	3,505,119	$2.07
Granted	1,426,616	$35.73	899,274	$16.61
Exercised	(217,772)	$3.28	(278,246)	$1.83
Cancelled or forfeited	(84,614)	$26.95	(34,637)	$1.96
Outstanding at end of period	5,256,353	$14.15	4,091,510	$5.28

During the nine months ended September 30, 2021, an aggregate of 217,772 options were exercised at a weighted-average exercise price of $3.28 per share, for aggregate proceeds of $0.7 million. As a result, an amount of $0.4 million previously included in additional paid-in capital related to the exercised options has been credited to common shares and deducted from additional paid-in capital.

Share-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$1,512	$269	$3,865	$565
General and administrative	$2,124	602	4,919	966
Total share-based compensation expense	$3,636	$871	$8,784	$1,531

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fair value of stock options	$21.99	$14.42	$23.29	$10.43
Risk-free interest rate	0.98%	0.43%	0.73%	0.43%
Expected terms (in years)	5.85	6.07	5.99	6.07
Expected volatility	76.10%	71.30%	75.61%	71.99%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

As of September 30, 2021, there was $36.5 million of unrecognized share-based compensation expense related to unvested stock options to be recognized over a weighted average period of 2.2 years.

9. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common shareholders	$(30,892)	$(13,751)	$(78,618)	$(38,154)
Net loss attributable to common shareholders—basic and diluted	$(30,892)	$(13,751)	$(78,618)	$(38,154)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	37,122,668	36,756,694	37,026,116	14,486,896
Net loss per share attributable to common shareholders—basic and diluted	$(0.83)	$(0.37)	$(2.12)	$(2.63)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common shares	5,256,353	4,091,510	5,256,353	4,091,510

10. Subsequent Events

a)
On November 1, 2021, the Company completed a follow-on offering of 4,600,000 of its common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of approximately $93.9 million, after deducting underwriting commissions and estimated offering expenses of $1.2 million payable by the Company.
b)
On October 13, 2021, upon the occurrence of a specified research trigger, the Company became eligible to receive a portion, amounting to ¥100 million ($0.9 million), of the research service payments provided for in its research services, license and collaboration agreement with Ono Pharmaceutical Co., Ltd., or Ono, ("Ono Agreement") for the research of potential product candidates targeting Polθ. Furthermore, on October 29, the Company and Ono entered into an amendment to the Ono Agreement whereby the Research Term, as defined in the Ono Agreement, was extended by one year.

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

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our lead product candidate, RP-3500, a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase). In July 2020, we began dosing patients in our Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of RP-3500 in advanced solid tumors and, in August 2021, we began dosing patients in our Phase 1b/2 ATTACC clinical trial of RP-3500 to evaluate the safety and efficacy of RP-3500 in combination with approved poly (ADP-ribose) polymerase, or PARP, inhibitors, olaparib and niraparib, in patients with molecularly selected cancers. In addition, in April 2021, we initiated our Phase 1 MYTHIC clinical trial for RP-6306, our PKMYT1 (Protein Kinase Membrane-associated tYrosine- and Threonine- specific cdc-2 inhibitory kinase) SL inhibitor, in advanced solid tumors, and anticipate early Phase 1 read-outs from the trial in the second half of 2022.

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On June 23, 2020, we completed our initial public offering, or IPO, whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. On November 1, 2021, we completed a follow-on offering, or the 2021 Offering, whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of approximately $93.9 million, after deducting underwriting commissions and estimated offering expenses of $1.2 million. As of September 30, 2021, we had cash and cash equivalents, restricted cash, and marketable securities on hand of $268.2 million, exclusive of the proceeds from the 2021 Offering.

Since inception, we have incurred significant operating losses. Our net losses were $53.4 million, and $27.2 million for the years ended December 31, 2020 and 2019, respectively, and $78.6 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $182.0 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including RP-3500 and RP-6306, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration agreements.

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

COVID-19 Business Update

With the global spread of the ongoing COVID-19 pandemic, including variants of COVID-19, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our preclinical studies and ongoing and planned clinical trials. We have taken measures to secure our research and development activities, while work in laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, and results of operations could be materially adversely affected. We cannot predict the ultimate impact, if any, of COVID-19 related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

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

Recent Developments

•
Announced initial monotherapy clinical data from Phase 1/2 TRESR study of RP-3500 in patients with solid tumors at the AACR-NCI-EORTC conference
o
Early data showed RP-3500 appears safe and well tolerated. The most common treatment emergent adverse events in any of the 101 patients treated, expectedly, was grade 1-2 anemia, with only 21.8% of all patients experiencing Grade 3 anemia (no Grade 4). There were no discontinuations related to RP-3500 emergent adverse events and dose interruptions, and reductions or red blood cell transfusions were infrequent on the recommended 3 days on/4 days off weekly regimen.
o
Recommended Phase 2 dose and schedule for further monotherapy RP-3500 evaluation was determined to be 160mg, taken weekly for 3 days on and 4 days off. This schedule assures repeated weekly exposure to RP-3500 at an efficacious dose. The Grade 3 anemia rate at this schedule overall was only 14.5%.
o
Antitumor activity, defined as RECIST based objective responses, was observed in patients with tumors harboring SNIPRX predicted genomic alternations at doses >100mg (ATM, CDK12, BRCA1, BRCA2, RAD51C), across multiple tumor types and included patients after PARP inhibitor failure. Meaningful clinical benefit was observed in 49% of 69 patients with available scans. Those include 12 patients with tumor responses per established international efficacy criteria, 14 patients with ongoing stable disease for at least 16 weeks and an additional 8 patients with stable disease who only had two radiological evaluations, but had demonstrated significant decreases in tumor markers or initial tumor shrinkage of less than 30%. Promising deep molecular responses in circulating tumor DNA (ctDNA) for tumors with STEP2 genomic alterations were observed in a subset of patients available for serial ctDNA analysis.
o
Final readouts from patients enrolled in the monotherapy arm of the TRESR trial, as well as initial data from the combination arm testing RP-3500 together with PARP inhibitors, are expected in 2022.

•
Raised Gross Proceeds of $101.2 Million in Upsized Follow-on Public Offering

o
In November 2021, we announced the closing of an upsized unwritten follow-on public offering yielding aggregate gross proceeds of approximately $101.2 million. All of the shares in the offering were offered by Repare Therapeutics.

•
Appointed Thomas Civik to Board of Directors as new Chairman
o
In September 2021, we appointed Thomas Civik to our Board of Directors as our Chairman. He replaced Jerel Davis, Ph.D, who remains a Board member.
o
Mr. Civik was most recently President and CEO of Five Prime Therapeutics until its $1.9 billion acquisition by Amgen in April 2021. He has over 25 years of leadership and commercial experience at various companies including Foundation Medicine and Genentech.

•
Achieved $0.9 million (¥100 million) research trigger pursuant to the terms of its research services, license and collaboration agreement with Ono Pharmaceutical Co., Ltd
o
On October 13, 2021, upon the occurrence of a specified research trigger, we became eligible to receive a portion, amounting to ¥100 million ($0.9 million), of the research service payments provided for in our research services, license and collaboration agreement with Ono Pharmaceutical Co., Ltd., or Ono, (or the Ono Agreement) for the research of potential product candidates targeting Polθ. Furthermore, on October 29, Repare and Ono entered into an amendment to the Ono Agreement whereby the Research Term, as defined in the Ono Agreement, was extended by one year at no additional cost to Repare.

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

In July, September and November 2020, we amended the BMS Agreement, pursuant to which we and Bristol Myers Squibb have agreed to, among other things: (i) include additional campaigns to the list of Existing Repare Campaigns (as such term is defined in the BMS Agreement) from which Bristol Myers Squibb may select campaigns under the BMS Agreement, and (ii) enable unblinding of a Bristol Myers Squibb alliance manager in order to streamline the collaboration process.

As part of the BMS Agreement, Bristol Myers Squibb paid us an initial upfront fee of $50.0 million and made an equity investment of $15.0 million in our company. We will also be eligible to receive up to $3.0 billion in total milestones across all potential programs. Such milestones consist of $301.0 million in total milestones per program subject upon the achievement of certain specified research, development, regulatory and commercial milestones.

The $50.0 million upfront payment was recorded as deferred revenue on our consolidated balance sheet as per our revenue recognition accounting policy and is expected to be partially recognized at the point in time when option licenses are exercised by Bristol Myers Squibb, with the remainder being recognized on a proportional performance basis over the period of service for research services. As of September 30, 2021, there was $49.1 million of deferred revenue related to the BMS Agreement, of which $8.9 million was classified as current and $40.2 million was classified as non-current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

Performance obligation	Amount
(in thousands)
Research services	$6,405
Option to license druggable target lesions	31,148
Option to license undruggable targets	12,447
Total transaction price	$50,000

In the nine months ended September 30, 2021, we recognized $0.7 million in revenue from our BMS Agreement.

In October 2021, we received notification from Bristol Myers Squibb of their option exercise for druggable targets directed at a synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, we expect to record approximately $6.5 million as revenue in the fourth quarter of 2021 with regards to the option fees to be received from Bristol Meyers Squibb and the achievement of the related performance obligation.

Collaboration Agreement with Ono Pharmaceutical Company Ltd.

In January 2019, we entered into a research services, license and collaboration agreement with Ono Pharmaceutical Company Ltd., or Ono, pursuant to which we and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. Pursuant to the terms of the agreement, we received initial upfront payments of approximately $8.1 million. These upfront payments have been recorded as deferred revenue on our consolidated balance sheet as of September 30, 2021 and December 31, 2020 as per our revenue recognition accounting policy and will be recognized as revenue at the point in time when a product candidate is licensed to Ono pursuant to the terms of the agreement.

On October 13, 2021, upon the occurrence of a specified research trigger, we became eligible to receive a portion, amounting to ¥100 million ($0.9 million), of the research service payments provided for in the Ono Agreement. Furthermore, on October 29, we entered into an amendment to the Ono agreement whereby the Research Term, as defined in the Ono agreement, was extended by one year at no additional cost to Repare.

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

The following table summarizes our research and development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Discovery costs
Direct external costs	$2,890	$2,253	$7,910	$5,916
Laboratory supplies and research materials	1,119	960	3,580	2,592
Personnel related costs	2,883	1,645	8,171	4,714
Facilities related costs	367	263	1,103	578
Other costs	960	437	2,629	1,322
	8,219	5,558	23,393	15,122
Development
RP-3500 program (direct external costs)	8,069	2,332	17,102	7,885
RP-6306 program (direct external costs)	4,805	919	10,117	1,747
Personnel related costs	3,651	1,300	10,192	2,921
Facilities related costs	217	82	427	217
Other costs	636	102	1,707	365
	17,378	4,735	39,545	13,135
R&D tax credits	(236)	(202)	(863)	(583)
Total research and development costs	$25,361	$10,091	$62,075	$27,674

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration agreements	$278	$—	$278
Operating expenses:
Research and development, net of tax credits	25,361	10,091	15,270
General and administrative	6,596	3,996	2,600
Total operating expenses	31,957	14,087	17,870
Loss from operations	(31,679)	(14,087)	(17,592)
Other income (expense), net:
Realized and unrealized gain (loss) on foreign exchange	33	290	(257)
Interest income	53	156	(103)
Other expense	(7)	(4)	(3)
Total other income (expense), net	79	442	(363)
Loss before income taxes	(31,600)	(13,645)	(17,955)
Income tax recovery (expense)	708	(106)	814
Net loss and comprehensive loss	$(30,892)	$(13,751)	$(17,141)

Revenue

Revenue was $0.3 million for the three months ended September 30, 2021 as a result of partial revenue recognition of the deferred revenue from our collaboration with Bristol Myers Squibb, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $25.4 million for the three months ended September 30, 2021, compared to $10.1 million for the three months ended September 30, 2020. The increase of $15.3 million was primarily due to:

•
a $10.3 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards advancing the development of our RP-3500 and RP-6306 programs;
•
a $3.6 million increase in personnel-related costs, including a $1.3 million increase in share-based compensation, in support of our increased discovery and development activities;
•
a $0.2 million increase in laboratory supplies and research materials as a result of our increased efforts towards identifying a product candidate; and
•
a $1.2 million increase in other research and development costs, including facilities, software and external costs not directly related to the RP-3500 and RP-6306 programs.

General and Administrative Expenses

General and administrative expenses were $6.6 million for the three months ended September 30, 2021, compared to $4.0 million for the three months ended September 30, 2020. The increase of $2.6 million consisted mainly of a $2.1 million increase in personnel related costs, including a $1.5 million increase in share-based compensation, $0.2 million of professional costs and $0.3 million in other general and administrative costs.

Other Income (Expense), Net

Other income, net was $0.1 million for the three months ended September 30, 2021, compared to other expense, net of $0.4 million for the three months ended September 30, 2020. The difference of $0.3 million was primarily attributable to lower foreign denominated currency balances.

Income Tax Recovery (Expense)

The income tax recovery of $0.7 million for the three months ended September 30, 2021, primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary. The income tax expense of $0.1 million for the three months ended September 30, 2020, primarily reflected taxable income in our U.S. subsidiary.

Net Loss

We had net losses of $30.9 million and $13.8 million for the three months ended September 30, 2021 and 2020, respectively.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Revenue:
Collaboration agreements	$723	—	723
Operating expenses:
Research and development, net of tax credits	62,075	27,674	34,401
General and administrative	18,574	9,551	9,023
Total operating expenses	80,649	37,225	43,424
Loss from operations	(79,926)	(37,225)	(42,701)
Other (expense) income, net:
Realized and unrealized (loss) gain on foreign exchange	(92)	(846)	754
Interest income	155	156	(1)
Other expense	(21)	(10)	(11)
Total other expense, net	42	(700)	742
Loss before income taxes	(79,884)	(37,925)	(41,959)
Income tax recovery (expense)	1,266	(229)	1,495
Net loss and comprehensive loss	$(78,618)	$(38,154)	$(40,464)

Revenue

Revenue was $0.7 million for the nine months ended September 30, 2021 as a result of partial revenue recognition of the deferred revenue from our collaboration with Bristol Myers Squibb, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $62.1 million for the nine months ended September 30, 2021, compared to $27.7 million for the nine months ended September 30, 2020. The increase of $34.4 million was primarily due to:

•
a $19.6 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards advancing the development of our RP-3500 and RP-6306 programs;
•
a $10.7 million increase in personnel-related costs, including a $3.4 million increase in share-based compensation, in support of our increased discovery and development activities;
•
a $1.0 million increase in laboratory supplies and research materials as a result of our increased efforts towards identifying a product candidate; and
•
a $3.1 million increase in other research and development costs, including facilities, software and external costs not directly related to the RP-3500 and RP-6306 programs.

General and Administrative Expenses

General and administrative expenses were $18.6 million for the nine months ended September 30, 2021, compared to 9.6 million for the nine months ended September 30, 2020. The increase of $9.0 million consisted mainly of a $5.9 million increase in personnel related costs, including a $4.0 million increase in share-based compensation, and a $3.1 million increase in D&O insurance costs as a result of our IPO in June 2020.

Other Income (Expense), Net

Other income, net was nil for the nine months ended September 30, 2021, compared to other expense, net of $0.7 million for the nine months ended September 30, 2020. The decrease of $0.7 million was primarily attributable to lower foreign denominated currency balances.

Income Tax Recovery (Expense)

The income tax recovery of $1.3 million for the nine months ended September 30, 2021, primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary. The income tax expense of $0.2 million for the nine months ended September 30, 2020, primarily reflected taxable income in our U.S. subsidiary.

Net Loss

We had net losses of $78.6 million and $38.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As of September 30, 2021, our cash and cash equivalents, restricted cash and marketable securities on hand was $268.2 million. On November 1, 2021, we completed the 2021 Offering whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of approximately $93.9 million, after deducting underwriting commissions and estimated offering expenses of $1.2 million payable by us. We believe that our existing cash on hand, together with the proceeds of the 2021 Offering, will be sufficient to fund our anticipated operating and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the timing, costs, progress and results of our ongoing Phase 1/2 clinical trials of RP-3500 and our ongoing Phase 1 clinical trial of RP-6306;

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2021	2020	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(65,058)	$6,863	$(71,921)
Net cash used in investing activities	(1,278)	(516)	(762)
Net cash provided by financing activities	995	247,553	(246,558)
Effect of exchange rate fluctuations on cash held	(60)	(830)	770
Net (decrease) increase in cash and restricted cash	$(65,401)	$253,070	$(318,471)

Operating Activities

Net cash used in operating activities was $65.1 million for the nine months ended September 30, 2021, reflecting a net loss of $78.6 million, offset by a net change of $3.6 million in our net operating assets and non-cash charges of $9.9 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, and non-cash lease expense offset by deferred taxes. The change in our net operating assets was due to a decrease of $3.4 million in other receivables, as well as an increase of $5.3 million in accrued expenses and other current liabilities and income taxes, offset by an increase of $3.3 million in prepaid expenses, research and development tax credits receivable and other non current assets, as well as a $1.8 million decrease in accounts payable, operating lease liabilities and deferred revenue.

Net cash provided by operating activities was $6.9 million for the nine months ended September 30, 2020, reflecting a net loss of $38.2 million, offset by a net change of $41.7 million in our net operating assets and non-cash charges of $3.4 million. The non-cash charges primarily consist of unrealized foreign exchange losses, as well as depreciation expense, share-based compensation expense for option grants to employees and non-cash lease expense. The change in our net operating assets and liabilities was primarily due to an increase of $50.0 million in deferred revenue as a result of the upfront payment received from Bristol Myers Squibb pursuant to the BMS Agreement entered into in the second quarter of 2020, as well as a $3.8 million increase in accrued expenses and income taxes payable, partially offset by an increase of $10.8 million in prepaid expenses and other receivables, research and development tax credits receivable and deferred tax asset, as well as a $1.6 million decrease in accounts payable and operating lease liabilities.

The $71.9 million increase in cash used in operating activities for the nine months ended September 30, 2021 compared to September 30, 2020 is primarily due to an increase in our research and development expenses and general and administrative expenses as a result of our efforts in advancing the development of our RP-3500 and RP-6306 programs, partially offset by the $50.0 million upfront payment received from Bristol Myers Squibb in the second quarter of 2020 pursuant to the BMS Agreement.

Investing Activities

Net cash used in investing activities was $1.3 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively, and resulted primarily from the purchases of property and equipment during these periods.

Financing Activities

Net cash provided by financing activities was $1.0 million consisting of net proceeds from the exercise of stock options and purchase of common share under the ESPP for the nine months ended September 30, 2021. Net cash provided by financing activities was $247.6 million for the nine months ended September 30, 2020, consisting primarily of net proceeds from our IPO and the issuance of a warrant in the second quarter of 2020.

Effect of Exchange Rate Fluctuations on Cash Held

The effect of exchange rate fluctuations on cash held was nil and a loss of $0.8 million for the nine months ended September 30, 2021 and 2020, respectively, and resulted from fluctuations in foreign exchange rates, as well as lower foreign currency-denominated cash balances held in the first nine months of 2021 compared to the first nine months of 2020. As at September 30, 2021, our Canadian dollar-denominated cash balance was CA$3.2 million.

Contractual Obligations and Commitments

In May 2021, we amended the lease agreement initially entered in June 2019 for office space in Cambridge, Massachusetts, to extend the lease term until October 2021. The amended agreement will result in $0.2 million of minimum lease payments over the five-month extended lease term. In August 2021, we further amended the lease agreement to extend the lease term until December 2021. This second amendment will result in $0.1 million of minimum lease payments over the two-month extended lease term.

In June 2021, we amended the lease agreement entered in June 2017 for office and laboratory space located in Montreal, Quebec, to extend the lease term until July 2025. The amended agreement will result in $0.5 million of minimum lease payments over the extended four-year lease term.

In July 2021, we entered into a new lease agreement for office space in Cambridge, Massachusetts. The agreement will result in $3.2 million of minimum lease payments over the three-year lease term.

In July 2021, we amended the lease agreement entered in November 2019 for office and laboratory space located in Montreal, Quebec, to include additional office space. As of June 30, 2021, the amended agreement has not commenced, and is expected to result in $1.1 million of minimum lease payments over the remaining lease term.

In June 2021, we procured a directors and officers, or D&O, liability insurance policy for a total aggregate premium of $6.8 million, including excise tax.

Other than the changes in our lease commitments and our procurement of D&O insurance described above, there were no material changes to our contractual obligations and commitments during the nine months ended September 30, 2021 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our annual consolidated financial statements included in the Annual Report, and Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, for a description of recent accounting pronouncements applicable to our financial statements.

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

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the three and nine months ended September 30, 2021, we earned $0.1 million in interest income from cash balances held in interest bearing bank accounts. We do not enter into investments for trading or speculative purposes. In December 2020, we also invested $7.5 million in short-term U.S. Treasury bills. We do not enter into investments for trading or speculative purposes. The objective of holding marketable securities is to invest our excess cash resources in investment vehicles that diversify our cash holdings and provide a guaranteed rate of return, with limited risk to the principal amount invested. We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Income items and expenses are translated using the average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, research and development tax credits receivable, other receivables, restricted cash, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our Canadian dollar net exposure as of September 30, 2021, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in an increase of approximately $0.3 million on our net loss.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company founded in 2016, and our operations to date have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential synthetic lethal, or SL, gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and clinical development, including continuing our open-label Phase 1/2 clinical trials of RP-3500 and our ongoing Phase 1 clinical trial of RP-6306, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we are devoting substantially all of our financial resources and efforts to research and development of our product candidates including RP-3500 and RP-6306, as well as to enhancing our SNIPRx platform. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. On November 1, 2021, we completed the 2021 Offering whereby we issued 4,600,000 common shares at a public offering price of $22.00 per share, for net proceeds of approximately $93.9 million, after deducting underwriting commissions and estimated offering expense of $1.2 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire common shares.

We have incurred significant operating losses since our inception in 2016. Our net loss was $78.6 million for the nine months ended September 30, 2021 and $53.4 million and $27.2 million for the years ended December 31, 2020 and 2019, respectively. As of September 30, 2021, we had an accumulated deficit of $182.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned development of our product candidates, including our ongoing open-label Phase 1/2 clinical trials of RP-3500 and our ongoing Phase 1 clinical trial of RP-6306;
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

To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020 and our underwritten public offering in Nov 2021. We expect to spend substantial amounts to advance our product candidates into clinical development and to complete the clinical development of, seek regulatory approvals for and commercialize our product candidates, if approved. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Furthermore, we have and will continue to incur additional costs associated with operating as a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate certain of our research and development programs.

As of September 30, 2021, our cash and cash equivalents, restricted cash and marketable securities on hand was $268.2 million. On November 1, 2021, we completed an underwritten public offering whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a price to the public of $22.00 per share, for net proceeds of approximately $93.9 million, after deducting underwriting commissions and estimated offering expenses. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements at least through 2023. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•
the continuation of our ongoing and planned development of our product candidates, including our ongoing open-label Phase 1/2 clinical trials of RP-3500 and our ongoing Phase 1 clinical trial of RP-6306;
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

We filed an IND for RP-3500 and RP-6306, but we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

The effects of health epidemics, including the ongoing COVID-19 coronavirus pandemic, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies and clinical trials. The COVID-19 pandemic, including variants of COVID-19, could materially affect our operations, including at our offices in Montréal and in the Boston Metro Area, and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.

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
•
the willingness of patients to pay out-of-pocket in the absence of coverage or adequate reimbursement by third-party payors and government authorities;
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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 20202 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to

January 1, 2023 in response to ongoing litigations. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

As of September 30, 2021, we had 134 full-time employees, including 108 employees engaged in research and development and 26 engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Based upon our common shares outstanding as of September 30, 2021, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 70% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Additionally, as of September 30, 2021, certain holders of our common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

The rules governing the standards that must be met for management and our independent registered public accounting firm to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation. In connection with our and our independent registered public accounting firm’s evaluations of our internal control over financial reporting, we may need to upgrade systems, including information technology, implement additional financial and management controls, reporting systems, and procedures, and hire additional accounting and finance staff.

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

Based on the composition of our income and assets, we believe we were not classified as a PFIC for the taxable year ended December 31, 2020. Based on our operating history and the projected composition of our income and valuation of our assets, including goodwill, we do not expect to be a PFIC for the taxable year ended December 31, 2021. No assurances regarding our PFIC status can be provided for any past, current, or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status.

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

As a result of our loss of “emerging growth company” and "smaller reporting company" status, it is possible that investors have found or will continue to find our common stock less attractive in light of the fact that we have relied on certain of these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile. We also expect that the loss of our “emerging growth company” status and compliance with these additional requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

10.1*	First Amendment to Research Services, License and Collaboration Agreement by and between the registrant and Ono Pharmaceutical Co., Ltd., dated October 29, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

REPARE THERAPEUTICS INC.

Date: November 10, 2021	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)