Form 10-K
period 2021-12-31
Repare Therapeutics Inc.
filed 2022-03-01
CIK 1808158

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common shares held by non-affiliates was $812,089,648 as of June 30, 2021, based on a total of 26,045,210 common shares held by non-affiliates and a closing price of $31.18 as reported on The Nasdaq Stock Market on June 30, 2021.

The number of shares of registrant’s common shares outstanding as of February 25, 2022 was 41,872,369.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2022 annual meeting of shareholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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
•
The effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies and clinical trials. The COVID-19 pandemic could materially affect our operations, including at our offices in Montréal and in the Boston Metro Area, and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.
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
•
the evolving impact of the COVID-19 pandemic and any variants on our operations, the continuity of our business, including our preclinical studies and clinical trials, general economic conditions and our ability to raise additional capital;
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

PART I

Item 1. Business.

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our lead product candidate, RP-3500, a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase). In July 2020, we began dosing patients in our Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of RP-3500 in advanced solid tumors and, in August 2021, we began dosing patients in our Phase 1b/2 ATTACC clinical trial of RP-3500 to evaluate the safety and efficacy of RP-3500 in combination with approved poly (ADP-ribose) polymerase, or PARP, inhibitors, olaparib and niraparib, in patients with molecularly selected cancers. In addition, in April 2021, we initiated our Phase 1 MYTHIC clinical trial for RP-6306, our PKMYT1 (Protein Kinase Membrane-associated tyrosine- and threonine- specific cdc-2 inhibitory kinase) SL inhibitor, in advanced solid tumors, and anticipate early Phase 1 read-outs from the trial in late 2022.

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

In addition to RP-3500, we are developing a portfolio of product candidates based on targets identified using our SNIPRx platform to treat cancers with a high unmet medical need. Our second designated program, RP-6306, is focused on a novel target we discovered to be SL with amplification of cyclin E1, or CCNE1, or deleterious alterations in FBXW7 and one undisclosed alteration in tumors such as gynecological, colorectal and upper gastrointestinal malignancies.

We are also developing an inhibitor of polymerase theta, or Polθ, which is SL with multiple gene deficiencies found in tumors, including BRCA alterations. We anticipate advancing a clinical candidate and initiating IND-enabling studies for this program in the first half of 2022.

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
2.
Design and synthesize potent and selective small molecule inhibitors of these targets; and
3.
Expand beyond the initial target population based on the additional genomic alterations identified by our proprietary STEP2 screens that are SL with our inhibitors.

Our Pipeline

We are leveraging our proprietary SNIPRx platform to discover, validate and build a robust pipeline of SL-based therapeutics. Our current pipeline is represented in the diagram below.

Our Corporate History and Team

Our company was founded in 2016 by field-leading academics and Versant Ventures to systematically employ SL insights and platforms and develop new precision oncology medicines. Our co-founder, Daniel Durocher, Ph.D., a principal investigator at the Lunenfeld-Tanenbaum Research Institute, was an early pioneer of genome-wide, SL screening using CRISPR, which formed the framework for our SNIPRx platform. Our other co-founders, Agnel Sfeir, Ph.D. at Memorial Sloan Kettering Cancer Center and Frank Sicheri, Ph.D. at the Lunenfeld-Tanenbaum Research Institute, also played a key role in the development of our company.

We have assembled a highly qualified management team with broad experience in drug discovery and development to execute on our mission to develop novel precision oncology therapies based on SL. Our scientific co-founders and members of our management team collectively have extensive experience in oncology drug discovery and development and are pioneers in the SL field. Our management team includes industry veterans with prior experience at companies such as Pfizer, AstraZeneca, GSK, Merck, Eli Lilly and Company, Bicycle Therapeutics, Y-mAbs Therapeutics, Santhera Pharmaceuticals and Clementia Pharmaceuticals. We have an experienced research and development team focused on leveraging our deep expertise and differentiated know-how across genomic target identification, target prioritization and selection, drug discovery chemistry and clinical development to develop highly potent and selective small molecule inhibitors based on SL for the treatment of cancer.

Our Strategy

Our goal is to be the leading biopharmaceutical company developing precision oncology, small molecule therapies based on SL. The key elements of our strategy are to:

•
Advance our lead product candidate, RP-3500, through clinical development by leveraging our differentiated STEP2 patient selection approach. We designed RP-3500 to have a highly selective and potent profile that may enable it to be a leading inhibitor of ATR, if approved. In July 2020, we began dosing in our open-label Phase 1/2 clinical trial of RP-3500 in patients with advanced tumors that have alterations in the ATM gene or a subset comprised of 16 of the 19 genes identified through our STEP2 screens, for which recently completed in-vitro studies suggested a higher confidence of success. We believe the design of our trial allows us to enrich the patient population in our trials with those who are most likely to respond to RP-3500. In parallel with the monotherapy dose-escalation portion of the trial, in February 2021, we initiated patient recruitment of the combination therapy arm to evaluate the safety and efficacy of RP-3500 in combination with a PARP inhibitor, talazoparib in the same patient subgroups. We initiated patient recruitment in our open-label Phase 1b/2 ATTACC trial of RP-3500 in combination with niraparib and olaparib, two additional PARP inhibitors, in August 2021. We initiated recruitment and enrolment of a first patient is expected in the first quarter of 2022 in the monotherapy pediatrics arm of our Phase 1/2 TRESR trial designed to evaluate safety and efficacy of RP-3500 in children. In October 2021, we presented initial Phase 1 monotherapy clinical data from our open-label Phase 1/2 TRESR trial of RP-3500 in patients with solid tumors at the AACRA-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The presentation included the recommended Phase 2 dose and schedule choice and confirmed RP-3500 activity in tumors with alterations predicted by our SNIPRx platform. We expect to present comprehensive Phase 1 monotherapy clinical data from this trial in the second quarter of 2022. We also intend to present early Phase 1 PARP inhibitor combination arm data from our open-label Phase 1/2 TRESR trial and from our open-label Phase 1b/2 ATTACC trial in the third quarter of 2022. In the second half of 2022, we intend to present initial safety and tolerability data and a recommended Phase 2 dose and schedule from the combination therapy arm from our open-label Phase 1/2 TRESR trial of RP-3500 in combination with gemcitabine, a study which began recruiting patients in December 2021.
•
Advance RP-6306 through clinical development by leveraging our differentiated STEP2 patient selection approach. We designed RP-6306 to be a first-in-class, highly selective and potent small-molecule, oral inhibitor of PKMYT1, which is a novel target that we discovered to be synthetic lethal with CCNE1 amplification and other deleterious genetic alterations. In April 2021, we began dosing patients in our open-label Phase 1 MYTHIC trial of RP-6306 designed to evaluate the safety and tolerability of RP-6306 in advanced solid tumors that are characterized by genomic alterations predicted by our SNIPRx platform to be sensitive to RP-6306. In December 2021, we enrolled the first patient in our open-label Phase 1 MAGNETIC trial to evaluate the safety and tolerability of RP-6306 in combination with gemcitabine. In January 2022, we initiated patient recruitment in our open-label Phase 1 MINOTAUR trial to evaluate the safety and tolerability of RP-6306 in combination with folfiri. We anticipate presenting initial clinical data for RP-6306 in late 2022.

•
Continue to advance our preclinical programs into clinical development. In addition to RP-3500 and RP-6306, we have several programs in preclinical development. One of these programs, is an inhibitor of Polθ, which is SL with multiple gene deficiencies found frequently in tumors, including BRCA. We anticipate advancing a clinical candidate and initiating IND-enabling studies for this program in the first half of 2022.
•
Extend our leading position in SL drug discovery. We have systematically analyzed genomic data from approximately 60,000 tumor samples and have identified a current set of 16 tumor lesions that are linked to genomic instability. This current set of tumor lesions provides us with the opportunity to be among the first to mine this substantial, largely non-overlapping genomic space for new SL gene pairs and develop a robust portfolio of novel targeted therapeutics. We intend to continue leveraging our leading position in the identification of novel oncology SL gene pairs and systematically applying our STEP2 screens to expand the addressable patient populations for each of our product candidates. We believe our approach will allow us to continue to build a sustainable and long-term pipeline of novel product candidates for the targeted treatment of cancers with high unmet medical need.
•
Opportunistically pursue strategic partnerships to maximize the full potential of our pipeline and SNIPRx platform. The large number of pre-existing mutations affecting genomic stability in tumors combined with the high throughput of our SNIPRx platform has the potential to provide us with an abundance of novel targets. We believe this provides the opportunity to selectively enter into strategic partnerships and leverage our partners’ complementary capabilities. We regularly evaluate the potential of partnerships and other collaborative efforts to maximize the long-term value of our portfolio. We believe our collaboration with Bristol Myers Squibb highlights the potential broad application of our platform in the search for the next generation of precision oncology medicines.

Background

Targeted Oncology Therapeutics

The first-generation of approved targeted therapies were predominately directed at driver mutations, which target specific types of receptor tyrosine kinases, such as, bcr-abl, EGFR and HER2. This initial class of precision therapies generated approximately $35.8 billion of worldwide sales in 2021, and has largely represented the focus of the targeted oncology sector for the last 20 years. A rapid evolution in the understanding of tumor biology coupled with an improved ability to segment subsets of tumors based on genomic alterations have led to the development of new generations of targeted cancer therapies for a variety of additional tumor-specific genomic abnormalities.

Targeting DNA repair genes and specifically loss of function alterations is an emerging area of research with PARP inhibitors pioneering the field. The growing number of compounds in development and multiple clinical studies have begun to reveal patterns of clinical benefit alone and in combination with several other agents. We expect both monotherapy and combination trials with these agents to emerge quickly and reshape the therapeutic landscape across many disease areas. Consistent with this trend and the specific cell cycle-related mechanisms of action for our lead assets, we have initiated comprehensive development plans for RP-3500 and RP-6306 alone or in combination with multiple agents.

The speed at which the field has identified genetic changes associated with tumors has outpaced the discovery and development of precision medicines that can target those alterations. Oncology drug development has been primarily focused on genes with readily druggable alterations that confer new or enhanced protein activity, known as gain-of-function targets, such as EGFR, which represent only 29% of targets in oncology. The remaining 71% of targets have historically been considered undruggable. These include both gain-of-function alterations (approximately 17%), such as CCNE1, as well as loss-of-function alterations (approximately 54%), such as BRCA1. In June 2019, the New England Journal of Medicine referred to SL as a particularly attractive means to target the complex and gene-network oriented relationships associated with this previously undiscovered domain of oncology targets.

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

Illustration of Synthetic Lethality Approach

The first clinically-validated SL gene pair was PARP-BRCA1/2, and based on the efficacy of PARP inhibitors, the SL approach to treating cancer has achieved substantial commercial validation. PARP enzymes regulate critical DNA repair pathways that cancer cells rely on as they grow and divide. PARP inhibition blocks these pathways, preventing DNA repair in cancer cells with a BRCA1/2 alteration and resulting in cancer cell death while sparing normal cells. Multiple PARP inhibitors, including olaparib (AstraZeneca), niraparib (GlaxoSmithKline), talazoparib (Pfizer) and rucaparib (Clovis), have been approved for the treatment of tumors with BRCA and other DNA damage repair alterations, including ovarian, breast and pancreatic cancers. These four drugs generated over $3.2 billion in worldwide sales in 2021 and are expected to reach over $7.5 billion in worldwide sales by 2025.

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

We identified an initial set of 19 largely mutually exclusive tumor lesions that comprise approximately 30% of tumors, which we have narrowed to a current set of 16 genes through recently completed in-vitro studies. These lesions are all linked to genomic instability.

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

Our Clinical Stage Product Candidates

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

RP-3500 has demonstrated an optimized anti-tumor effect, selectivity, and pharmacokinetics profile in preclinical studies that we believe supports the potential for it to be a leading ATR inhibitor, if approved. We also conducted multiple STEP2 screens in which we confirmed the SL relationship between ATR and ATM and identified an additional 19 genes that are also SL with ATR, potentially expanding the patient populations that may benefit from our product candidate. In July 2020, we began dosing in our open-label Phase 1/2 clinical trial of RP-3500 in patients with advanced tumors that have alterations in the ATM gene or a subset of 16 additional genetic alterations identified through our STEP2 screens. We believe the design of our trial allows us to enrich the patient population in our trials with those who are most likely to respond to RP-3500. In parallel with the monotherapy dose-escalation portion of the trial, in February 2021 we initiated patient recruitment of the combination therapy arm to evaluate the safety and efficacy of RP-3500 in combination with a PARP inhibitor, talazoparib in the same patient subgroups. We initiated patient recruitment in our open-label Phase 1b/2 ATTACC trial of RP-3500 in combination with niraparib and olaparib, two additional PARP inhibitors, in August 2021. We initiated recruitment and expect enrollment of a first patient in the first quarter of 2022 in the monotherapy pediatrics arm of our Phase 1/2 TRESR trial designed to evaluate safety and efficacy of RP-3500 in children. In October 2021, we presented initial Phase 1 monotherapy clinical data from our open-label Phase 1/2 TRESR trial in patients with solid tumors at the AACRA-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The presentation included the recommended Phase 2 dose and schedule choice and confirmed RP-3500 activity in tumors with alterations hypothesized by our SNIPRx platform. We expect to present comprehensive Phase 1 monotherapy clinical data from this trial in the second quarter of 2022. We intend to present early Phase 1 PARP inhibitor combination arm data from our open-label, Phase 1/2 TRESR trial and from our open-label, Phase 1b/2 ATTACC trial in the third quarter of 2022. In the second half of 2022, we intend to present initial safety and tolerability data and a recommended Phase 2 dose and schedule from the combination therapy arm from the Phase 1/2 TRESR trial in combination with gemcitabine, which began recruiting patients in December 2021.

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

The ATR Partner Genes and Proposed Synthetic Lethality Pairs

ATM is a DDR protein related to ATR that is responsible for sensing and signaling DNA double-strand breaks. Our ATR inhibitor STEP2 screen campaigns confirmed that ATM-deficient cells rely on ATR activity for survival. ATM orchestrates the response to double-strand break repair and thus, ATM-deficient tumors have an impaired response to DNA breaks. SL screens conducted in our laboratories have identified that at least 16 additional genes are SL with ATR inhibition, making cancer cells that are deficient in those genes highly sensitive to killing by ATR inhibitors. An overview of the ATM-ATR SL relationship, as one of the examples of the sensitivity genes, is illustrated below.

Mechanism of ATM-ATR Synthetic Lethality

The gene encoding for ATM is frequently mutated in cancer. An analysis of sequence data collected as part of The Cancer Genome Atlas, or TCGA, found that between 1% and 4% of solid tumors, such as breast, bladder, pancreatic and lung cancers, have deficiencies in ATM, as depicted in the graphs below.

Clinical Validation of ATR Inhibitors in ATM-Deficient Tumors and in Other Genetic Backgrounds Hypothesized to Sensitize Tumors to ATRi

Three ATR inhibitors in development by third parties have been evaluated in clinical trials either as a monotherapy or in combination with DNA-damaging chemotherapy drugs, ionizing radiation, immune checkpoint blockers or PARP inhibitors, in advanced solid tumors and hematological malignancies. Data published to date from these trials support the preclinical observations of the SL of ATR inhibitors in ATM-deficient cancers. For example, in a clinical trial conducted by Merck Serono of its ATR inhibitor, a patient with colorectal cancer containing a mutation in ATM reported a complete response. Additional proof-of-concept for the clinical relevance of the SL link between ATR and ATM was reported recently in Cancer Discovery in September 2020 based on data from Bayer’s Phase 1 clinical trial of its ATR inhibitor. This dose-escalation trial evaluated Bayer’s ATR inhibitor as a monotherapy in patients with advanced metastatic solid tumors that were resistant or refractory to standard treatment and established the potential for ATRi in tumors with ATM loss of function.

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

We reported data at the AACR-ASCO-NCI meeting in October 2021 which further confirmed clinical proof of concept and further validation of the STEP2 gene selection for tumor sensitivity to RP-3500. In addition to expected responses in patients with tumors with deleterious alterations in ATM gene, we reported responses in patients with tumors with CDK12, RAD51c, BRCA1 and BRCA2. We expect to present updated data in the second quarter of 2022.

Our Solution, RP-3500

We identified ATR as one of the SL targets through our SNIPRx screen campaign of ATM and selected ATR as a target for our lead product candidate, RP-3500, based on:

(i)
existing third party clinical and preclinical support for the potential of ATR inhibition as a precision oncology therapy;
(ii)
our ability to design an ATR inhibitor with enhanced chemical properties, such as potency and selectivity; and
(iii)
the results of our STEP2 screens, which identified 19 additional genomic alterations beyond ATM deficiency to be SL with ATR, facilitating the expansion of the addressable patient populations.

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

The sensitivity and accuracy of our STEP2 screens enable the identification of several novel gene alterations, including certain genes that are not yet included in commercially available Next Generation Sequencing cancer panels or Clinical Laboratory Improvement Amendments, or CLIA, validated panels used in large academic centers. For our Phase 1/2 clinical trial, we identified and partnered with multiple large, leading clinical centers globally where tumor sequencing is a component of standard of care. These centers’ panels are validated and sufficiently large to accommodate screening for alterations in ATM or our STEP2-identified genes. These panels include the majority, and in the case of whole genome or whole exome sequencing, all of these genes. For genes that are not available on certain panels at a particular clinical site, we have identified surrogate genes that are co-deleted with the STEP2 genes and have an approximately 30% to 80% probability of concomitant loss, which we believe has and will provide sufficient enrichment for our clinical trial. By working in collaboration with our clinical partners to access their existing patient databases, we believe that we will be able to efficiently identify existing and new patients who may be eligible for our clinical trial.

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

Significant Synergy Demonstrated by Combination of RP-3500 and PARP Inhibitors

STEP2
Gene 1 +/+
STEP2
Gene 1 -/-
Viability (%)
120
100
80
60
40
20
0
Untreated
RP-3500
Talazoparib
Combination
Untreated
RP-3500
Talazoparib
Combination
STEP2
Gene 1 +/+
STEP2
Gene 1 -/-
Viability (%)
Untreated
RP-3500
Niraparib
Combination
Untreated
RP-3500
Niraparib
Combination

Talazoparib: 3 nM
RP-3500: 5 nM

Niraparib: 100 nM
RP-3500: 4 nM

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

Preclinical Data: Combination Therapy with Gemcitabine

Gemcitabine is an antimetabolite chemotherapeutic agent that is commonly used in various solid tumors such as pancreatic, breast, ovarian, and non-small cell lung cancer. Gemcitabine is metabolized by the tumor cells and incorporated in their DNA, resulting in blockage of DNA polymerases and replication fork stalling. This gemcitabine-induced replication stress increases the tumor cells’ dependency on the ATR pathway and gemcitabine is therefore known to strongly enhance the cytotoxic effects of ATR inhibitors.

Our pre-clinical data demonstrate that gemcitabine shows strong synergy with RP-3500 in ATM-deficient (ATM-KO) cells, whereas much higher doses are required to achieve the same degree of synergy in ATM-proficient (ATM-WT) cells (Figure A below). Consequently, RP-3500 combined with gemcitabine kills ATM-KO cells at low concentrations that show little effect in WT cells (Figure B below). We therefore believe that the combination with gemcitabine may enhance the anti-tumor activity of RP-3500 in ATM-deficient cancers at tolerated doses. We are currently evaluating this combination in tumor cells carrying additional STEP2 alterations as well as in animal models.

Sensitivity of ATM-deficient cells to the combination of RP-3500 and gemcitabine

Preclinical Validation of STEP2 Screens

Through our STEP2 screens of ATR inhibitors, we confirmed the SL relationship between ATR and ATM and identified an additional 19 genomic alterations that confer sensitivity to RP-3500. In follow-up studies with cancer cell line pairs, in which the only difference is the inactivation of the target genes, we are confirming the sensitivity of these genomic alterations to RP-3500, and this extensive validation effort is still being expanded. We are also creating xenograft models using both the parent cell lines and the inactivated cell line. In such a model using one of the STEP2

-identified genes, RP-3500 led to statistically significant suppression of tumor growth, whereas it had no anti-tumor effect in tumors created with wild-type parent cells, as shown in the model below.

Tumor Growth Suppression in a RNASEH2B -/- 5637 Bladder Isogenic Xenograft Model

RP-3500 Clinical Trial Program

Design of Trials:

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

In the ongoing monotherapy dose escalation phase of our trial, we are evaluating the dosing regimen and safety of RP-3500 to establish the recommended dose for the expansion phase of the trial. In three expansion cohorts, each of which has been designed to enroll patients based on ATM loss-of-function or different STEP2-identified genomic alterations, we will assess the preliminary efficacy of RP-3500 at the recommended dose and schedule. In parallel with the monotherapy dose escalation phase, the trial is designed to enroll a separate arm to evaluate RP-3500 in combination with talazoparib, an approved PARP inhibitor. An efficacy evaluation is performed every six weeks for the first five months and every nine weeks thereafter. As of the date of this Annual Report, we have activated twelve clinical trial sites in North America and Europe, all of which are actively enrolling patients. We observed initial signs of biological and clinical activity as monotherapy and evaluated multiple doses and schedules. We established the recommended Phase 2 dose as 160 mg once daily 3 days on/4 days off, given continuously every week with a tolerability and safety profile that is favorable and the dominant on-target toxicity is anemia. Grade 3 anemia was reported at 15% with no grade 4 anemia and other grade 3 or 4 toxicities were at maximum 5%. Clinical responders were seen across multiple genomic alterations and tumor types. Clinical benefit rate reported at the AACR-ASCP-NCI meeting in October 2021 was 49%. In February 2021, we initiated recruitment of patients for the talazoparib combination arm of the trial. We expect to report mature safety and efficacy data for the monotherapy therapy dose escalation phase of the trial in the second quarter 2022. In December 2021 we entered the Phase 2 part the trial with expansion into specific tumor and genotype cohorts.

The design of our Phase 1/2 clinical trial is summarized in the diagram below.

Key Initial Findings from the TRESR Phase 1/2 Trial:

In October 2021, we announced initial monotherapy clinical data from Phase 1/2 TRESR Trial in patients with solid tumors at the AACR-NCI-EORTC conference.

Early data showed RP-3500 appears well tolerated. The most common treatment emergent adverse events in any of the 101 patients treated was grade 1-2 anemia as expected, with only 21.8% of all patients experiencing Grade 3 anemia (no Grade 4). There were no discontinuations related to RP-3500 emergent adverse events and dose interruptions, and reductions or red blood cell transfusions were infrequent on the recommended 3 days on/4 days off weekly regimen.

Recommended Phase 2 dose and schedule for further monotherapy RP-3500 evaluation was determined to be 160 mg, taken weekly for 3 days on and 4 days off. This schedule assures repeated weekly exposure to RP-3500 at a potentially efficacious dose. The Grade 3 anemia rate at this schedule overall was reported in 14.5% of patients and no Grade 4 anemia was recorded.

Antitumor activity, defined by RECIST or Prostate Cancer Working Group or International Gynecological Society criteria, indicated objective responses, observed in patients with tumors harboring STEP2 predicted genomic alternations at doses >100 mg (ATM, CDK12, BRCA1, BRCA2, RAD51C), across multiple tumor types and included patients after PARP inhibitor failure. Meaningful clinical benefit was observed in 49% of 69 patients with available scans. Those include 12 patients with tumor responses per established international efficacy criteria, 14 patients with ongoing stable disease for at least 16 weeks and an additional 8 patients with stable disease who only had two radiological evaluations, but had demonstrated significant decreases in tumor markers or initial tumor shrinkage of less than 30%. Promising deep molecular responses in circulating tumor DNA (ctDNA) for tumors with STEP2 genomic alterations were observed in a subset of patients available for serial ctDNA analysis.

Comprehensive readouts from patients enrolled in the monotherapy arm of the TRESR trial are expected in the second quarter of 2022. Initial data from the combination arm testing RP-3500 together with PARP inhibitors are expected in the third quarter of 2022.

RP-6306, Our Novel, First-in-Class PKMYT1 Inhibitor Program

Overview

Using our proprietary, CRISPR-based SNIPRx discovery platform, we identified PKMYT1 as a strong hit in a CCNE1-overexpression SL screen. PKMYT1 is a kinase that phosphorylates CDK1, thereby holding the cyclin B-CDK1 complex in an inactive state until the cell is ready to enter mitosis. RP-6306 is being developed as a highly potent and selective PKMYT1 inhibitor that preferentially kills tumor cells overexpressing CCNE1 and was shown to inhibit the growth of a broad range of CCNE1-amplified tumors in xenograft/PDX preclinical models, both as a single agent and in combination therapy settings. RP-6306 has a favorable pre-clinical PK profile as well as low potential for drug-drug interactions. Application of our STEP2 genome-wide chemical screen has identified other gene alterations beyond CCNE1 amplification that are uniquely targetable by RP-6306, including tumors that have loss of FBXW7 function, a cell-cycle regulator that has been implicated as a key genetic driver in a broad range of cancers, and represent further areas of unmet medical need. We initiated patient recruitment in an open-label Phase 1 clinical trial for this program in May 2021. Our Phase 1 trial is enrolling patients suffering from recurrent tumors characterized by CCNE1 amplification and other genomic alterations which our STEP2 preclinical studies predicted to be sensitive to RP-6306. We are planning to evaluate more than one schedule, if necessary, at which the capsules are given in this dose escalation trial. The primary objective is to establish the recommended Phase 2 dose and schedule for RP-6306 for further studies as monotherapy and assess preliminary safety in patients. Additional trials are evaluating combination treatment with approved anticancer agents, such as gemcitabine and folfiri. Both combination trials are open to accrual and the gemcitabine combination trial has patients dosed at the time of this report.

Mechanism of Action

PKMYT1, the gene targeted by RP-6306 has not previously been published as a SL gene pair with CCNE1 amplification, and we are not aware of any advanced drug discovery efforts against this target. In preclinical studies, we observed that the deletion of this gene was well tolerated in wild-type cells, but it caused lethality in isogenic cancer cells that overexpressed CCNE1.

High levels of CCNE1 protein, an activating subunit of cyclin dependent kinase 2, or CDK2, are often observed in patients across multiple tumor types. Deregulation of cell cycle control is thought to be a prerequisite for tumor development, and several studies have demonstrated accelerated entry of cells into the S phase, or DNA synthesis phase, of the cell cycle, due to constitutive, or “always-on,” expression of CCNE1. Such an accelerated entry of cells into the S phase is a common sign of unregulated, cancerous growth. CCNE1 amplification can induce chromosome instability, another sign of cancer, by contributing to inappropriate initiation of DNA replication. Several studies have demonstrated that CCNE1 amplification or constitutive expression is associated with disease progression in various malignancies as well as poor clinical prognosis in patients across multiple cancers, including ovarian, breast, bladder, and colorectal cancer. For example, clinical data from patients with ovarian cancer indicate that those with CCNE1-amplified tumors have significantly shorter overall survival than those with tumors without CCNE1 amplification, as shown below.

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

Top 10 Tumor Types with Highest Frequency of CCNE1 Amplification

Our Solution, RP-6306

We identified PKMYT1 as a critical SL target for patients with CCNE1 amplification through our SNIPRx screening campaign and selected PKMYT1 as a target for our lead product candidate, RP-6306, based on:

i.
the target validation for PKMYT1;
ii.
our ability to design potent and selective PKMYT1 inhibitors; and
iii.
the results of our STEP2 screens, which identified at least two additional genomic alterations beyond CCNE1 amplification to be SL with PKMYT1 inhibitor facilitating the expansion of the addressable patient populations.

We designed RP-6306 as an oral small molecule PKMYT1 inhibitor with significant potency and an encouraging selectivity profile as a first in class compound. RP-6306 has demonstrated a favorable pharmacokinetic profile in multiple preclinical models, including rodent and canine, and a distribution, metabolism and excretion profile that suggests a low potential for drug-drug interactions in the clinic. The clinical trial of RP-6306 in patients with recurrent cancers is ongoing.

Our STEP2 screens have generated proprietary patient selection insights that we believe provide the rationale to expand the potential patient populations addressable by RP-6306 beyond patients with tumors carrying CCNE1 amplification. We have specifically identified FBXW7 genomic alterations, in addition to CCNE1 amplification, that confer sensitivity to RP-6306. This set of genes offers extended patient populations such as about 13% of colorectal cancer and other high unmet need tumors as presented in the graph below.

Top 10 tumor types with highest prevalence of CCNE1 amplification and FBXW7 mutations deficiency

The proposed alterations specific to RP-6306 tumors are easily identifiable in commercially available Next Generation Sequencing cancer panels or CLIA-validated panels used in large academic centers. For our Phase 1/2 clinical trial, we identified and partnered with multiple large, leading clinical centers globally where tumor sequencing is a component of standard of care. These centers’ panels are validated and sufficiently large to accommodate screening for alterations in FBXW7 and CCNE1 or our other STEP2-identified genes. By working in collaboration with our clinical partners to access their existing patient databases, we are able to efficiently identify patients who may be eligible for our clinical trial.

Based on the prevalence of RP-6306 relevant genomic alterations across various solid tumors, as shown in the graph above, we believe that RP-6306 has the potential to benefit a significant number of patients representing a large unmet medical need.

Preclinical data: Monotherapy

We observed that RP-6306 has a favorable tolerability and PK profile preclinically which we believe supported advancement of the product candidate into clinical trials. We tested RP-6306 as a single agent in two pre-clinical cell line derived models of cancer selected to represent our target patient populations by having amplification of CCNE1. The HCC1569 breast cancer model and the OVCAR3 ovarian cancer model with CCNE1 copy numbers of 34-fold and 14-fold above ploidy, respectively. In the HCC1569 breast cancer xenograft model, RP-6306 was orally administered at doses of 2.5, 7.5 or 20 mg/kg twice daily (BID) for 28 days. RP-6306 produced a dose-dependent reduction in tumor growth reaching a statistically significant difference at all doses and a maximum effect of 77%. In the 20 mg/kg group, mice exhibited body weight loss of 3.2% at the end of study. In the OVCAR3 ovarian cancer xenograft model, RP-6306 was orally administered at doses of 2.5, 7.5 or 20 mg/kg twice daily (BID) for 28 days. RP-6306 produced a dose-dependent reduction in tumor growth reaching a statistically significant difference at all doses and a maximum effect of 82%. In the 20 mg/kg group, mice exhibited body weight loss of 6.9% at the end of study.

In preclinical studies, RP-6306 demonstrated in vivo anti-tumor activity in two cell line derived xenograft models with CCNE1 amplification. In both models, we observed statistically significant dose-dependent tumor growth suppression across a range of doses from 2.5 to 20 mg/kg BID (twice-daily administration for RP-6306).

RP-6306 Demonstrates Tumor Growth Suppression in CCNE1-Amplified Cell Line Derived Xenograft Models

Preclinical Data: Combination Therapies with RP-6306

Chemotherapeutic drugs have diverse mechanisms of action, and some target DNA replication and induce DNA replication stress. During the S-phase of the cell cycle, DNA is replicated to create DNA for two daughter cells following cell division. S-phase disrupting drugs increase dependence on cell cycle checkpoints. Combining this S-phase vulnerability with RP-6306, which forces S-phase replicating cells into premature mitosis, is expected to be catastrophic to tumor cells.

Gemcitabine prolongs the S-phase by both interfering with DNA polymerase and disrupting the supply of nucleotides. Clinically, gemcitabine has been used as a single agent or in combination with carboplatin, cisplatin, or paclitaxel for the treatment of pancreatic, ovarian, breast, bladder, testicular, and non-small cell lung cancer. Recent studies have tested gemcitabine in combination with DNA damage repair inhibitors (PARP and ATR inhibitors), as well as cell cycle inhibitors (WEE1, CDK4/6, and Chk1 inhibitors) across a spectrum of relapsed or refractory advanced solid tumors. Attempts to combine gemcitabine with inhibitors of these checkpoints have struggled with toxicity, impacting proliferating tumor and normal tissue with similar effect. In a setting of CCNE1, FBXW7, and potentially other RP-6306 STEP2 genetic alterations, however, it is expected that gemcitabine will exacerbate the replication stress environment where PKMYT1 is essential for survival and provide synthetic lethal synergy with enhanced benefit and therapeutic index.

The rationale behind combining RP-6306 and folfiri in CCNE1-amplified or FBXW7-mutated tumors is similar to that of gemcitabine. The two main agents found in folfiri are irinotecan (metabolized in tissues to SN-38) and fluorouracil, both of which act specifically in S-phase. SN-38 acts on the topoisomerase I-DNA complex and prevents re-ligation of the DNA strand, resulting in double-strand DNA breaks and cell death. Fluorouracil acts as a thymidylate synthase inhibitor which blocks synthesis of the pyrimidine thymidine, required for DNA replication. Combining this chemotherapy-induced S-phase vulnerability with RP-6306, which forces S-phase replicating cells into premature mitosis, is expected to be catastrophic to tumor cells.

The combination of RP-6306 and gemcitabine was evaluated in CCNE1 amplified model of ovarian cancer (OVCAR3) on a continuous BID dosing of RP-6306 at 10mg/kg and gemcitabine at 20mg/kg once weekly. The combination resulted in complete tumor regression that was significantly better than either agent alone with minimal impact on body weight loss (6.8% for the combination at the end of dosing).

RP-6306 + Gemcitabine Drives Regression and No Serious Toxicity in CCNE1-Amplified Cell Line Derived Xenograft

The combination of RP-6306 and irinotecan was evaluated in CCNE1-amplified model of breast cancer (HCC1569) on a continuous BID dosing of RP-6306 at 5 mg/kg and irinotecan at 30 mg/kg three times a week. The combination resulted in tumor regression that was significantly better than either agent alone with minimal impact on weight loss (1.5% for the combination at the end of dosing).

RP-6306 + Irinotecan Drives Regression and is Well Tolerated in CCNE1-Amplified Cell Line Derived Xenograft

Preclinical Validation of STEP2 Screens

To identify additional genetic lesions which might have a synthetic lethal relationship with PKMYT1, several STEP2 screens were conducted. These genome wide CRISPR screens were conducted with sub-cytotoxic concentrations of PKMYT1 inhibitor and identified FBXW7 and several additional genetic alterations. FBXW7 is known to be mutated in colorectal cancers and NSCLC, among others. FBXW7 is an E3-ubiquitin ligase that targets Cyclin E1 (as well as other oncogenes) for degradation by the proteosome and has been shown to be a tumor suppressor gene. Therefore, there exists a strong mechanistic rationale for synthetic lethality with PKMYT1, and they represent a significant opportunity to expand the clinical utility of RP-6306.

In preclinical studies, RP-6306 demonstrated in vivo anti-tumor activity in two patient derived xenograft models with FBXW7 inactivating mutations. In both models, we observed statistically significant tumor growth suppression with twice daily administration for RP-6306.

RP-6306 Demonstrates Tumor Growth Suppression of FBXW7-Mutated Patient Derived Xenograft Models

Design of Trials

In April 2021, we initiated our open-label Phase 1 MYTHIC clinical trial of RP-6306 as a monotherapy. The trial is designed to evaluate the oral administration of RP-6306 in patients with advanced recurrent tumors of different histologies in tumors with detected CCNE1 amplification, deleterious alterations in FBXW7 and other STEP2 genes, for which recent in-vitro studies suggested a higher confidence of success.

In the ongoing monotherapy dose escalation phase of our MYTHIC trial, we are evaluating the dosing regimen and safety of RP-6306 to establish the recommended dose for the subsequent Phase 2 studies. The MYTHIC trial will enroll patients suffering from recurrent tumors characterized by CCNE1 amplification and other genomic alterations which our STEP2 preclinical studies predicted to be sensitive to RP-6306. We are planning to evaluate at more than one schedule at which the capsules are given, as necessary, in this dose escalation trial. The primary objective is to establish the recommended Phase 2 dose and schedule for RP-6306 for further studies as monotherapy and assess preliminary safety in patients. The clinical plan beyond the dose escalation and initial explorations of recommended phase 2 dose and safety, is presented below. In parallel with the monotherapy dose escalation phase, two other trials were initiated in February 2022 and December 2021, which we refer to as the MINOTAUR and MAGNETIC trials, to evaluate RP-6306 in combination with folfiri and gemcitabine, respectively. Both of these trials are actively recruiting patients. As of the date of this Annual Report, we have activated 10 clinical trial sites in North America, and all are open to accrual. We expect to report early data from the monotherapy trial in late 2022.

The design of our Phase 1/2 clinical trial is summarized in the diagram below.

Polymerase Theta (Polθ) Pre-Clinical Program

We are developing a small molecule inhibitor of polymerase theta, or Polθ, a SL target associated with BRCA mutations as well as other genomic alterations. This program was initially added to our portfolio through a collaboration with our co-founder, Dr. Agnel Sfeir at Memorial Sloan Kettering Cancer Center, who initially published her observations on the SL between BRCA and Polθ in Nature in 2016.

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

As of December 31, 2021, our patent portfolio included nine pending U.S. provisional patent applications, consisting of one application covering RP-3500 salts, crystalline forms, and their uses; three applications covering uses of RP-3500; one application covering CCNE1-SL inhibitors and their use; two applications covering CCNE1-SL inhibitors, including RP-6306 and its use; one application covering uses of CCNE1-SL inhibitors, including RP-6306; and one application covering PolQ inhibitors and their use. In addition, our patent portfolio included three pending international applications under the Patent Cooperation Treaty of 1970, or the PCT, two covering RP-3500 and/or its uses and one covering RP-6306 and its uses. Our portfolio also included two pending U.S. non-provisional patent application, one covering RP-3500 and its uses and the other covering uses of RP-3500.

As of December 31, 2021, two of our three solely owned PCT applications have composition of matter and method of treatment and use claims covering RP-3500 and its use. Any application, if issued, claiming priority to either of these PCT applications is expected to expire in 2040, not including any patent term adjustment. One of our three solely owned PCT applications has composition of matter and method of treatment and use claims covering RP-6306 and its use. Any application, if issued, claiming priority to this PCT application is expected to expire in 2041, not including any patent term adjustment. Any patent issuing in our solely owned, pending U.S. non-provisional patent application having composition of matter and method of treatment and use claims covering RP-3500 and its use is expected to expire in 2039, not including any patent term adjustment. Any patent issuing in our solely owned, pending U.S. non-provisional patent application having method of treatment and use claims covering certain uses of RP-3500 is expected to expire in 2040, not including any patent term adjustment. Any U.S. patent, if issued, claiming priority to the U.S. provisional patent application covering RP-3500 salts, crystalline forms, and their uses, is expected to expire in 2042. Any U.S. patent, if issued, claiming priority to any one of the U.S. provisional patent applications covering uses of RP-3500, is expected to expire in 2042. Any U.S. patent, if issued, claiming priority to any one of the U.S. provisional patent applications covering CCNE1-SL inhibitors and their use, is expected to expire in 2042. Any U.S. patent, if issued, claiming priority to either of the U.S. provisional patent applications covering CCNE1-SL inhibitors, including RP-6306 and its use, is expected to expire in 2042. Any U.S. patent, if issued, claiming priority to the U.S. provisional patent applications covering uses of CCNE1-SL inhibitors, including RP-6306, is expected to expire in 2042. Any U.S. patent, if issued, claiming priority to the U.S. provisional patent applications covering PolQ inhibitors and their use, is expected to expire in 2042.

As of December 31, 2021, our patent portfolio also included one co-owned, pending U.S. provisional patent application and one co-owned, pending international application under the Patent Cooperation Treaty of 1970, or the PCT. The PCT application covers uses of CCNE1-SL inhibitors, including RP-6306, and the U.S. provisional patent application covers uses of CCNE1-SL inhibitors including RP-6306. Any U.S. patent, if issued, claiming priority to the PCT application is expected to expire in 2041. Any U.S. patent, if issued, claiming priority to the U.S. provisional patent application is expected to expire in 2042.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Collaborations and License Agreements

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement, or the BMS Agreement, with Bristol-Myers Squibb Company, or Bristol Myers Squibb, pursuant to which we and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer.

We are providing Bristol Myers Squibb access to a selected number of our existing early SNIPRx screening campaigns and novel campaigns. We are responsible for carrying out early-stage research activities directed to identifying and validating potential targets for licensing by Bristol Myers Squibb, in accordance with a mutually agreed upon research plan. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable by traditional small molecule approaches. In the event that Bristol Myers Squibb elects to obtain an exclusive license on for the subsequent development, manufacture and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities. The research collaboration will be overseen by a joint steering committee through completion of all research activities.

The BMS Agreement has been subsequently amended in July, September and November 2020 to expand our collaboration with Bristol Myers Squibb. We amended the BMS Agreement to, among other things: (i) include additional campaigns to the list of Existing Repare Campaigns (as such term is defined in the BMS Agreement) from which Bristol Myers Squibb may select campaigns under the BMS agreement, and (ii) enable unblinding of a Bristol Myers Squibb alliance manager in order to streamline the collaboration and selection process.

Under the terms of the BMS Agreement, Bristol Myers Squibb paid us an initial upfront fee payment of $50.0 million. In connection with entering into the BMS Agreement, we also entered into a warrant agreement with an affiliate of Bristol Myers Squibb pursuant to which we issued a warrant for total proceeds of $15.0 million, which was automatically exercised into 750,000 common shares upon closing of our IPO at which time the warrants were cancelled.

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

In October 2021, we received notification from Bristol Myers Squibb of their option exercise for two druggable targets directed at a single synthetic lethal lesion, pursuant to the terms of the BMS Agreement.

Under the BMS Agreement, we are entitled to receive up to $3.0 billion in total milestones across all potential programs. Such milestones consist of $301.0 million in total milestones per program, including $176.0 million in the aggregate for certain specified research, development, and regulatory milestones and $125.0 million in the aggregate for certain specified commercial milestones. We are also entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions. Royalties are payable by Bristol Myers Squibb on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country.

On a program-by-program basis, prior to the earlier of such program ceasing to be included under the BMS Agreement and expiration of the last to expire royalty term for such program, we, alone and with third parties, are prohibited from researching, developing, manufacturing and commercializing products that are directed to the applicable target for such program.

We also have provided Bristol Myers Squibb with certain, limited rights to first negotiate with us if we determine to divest, license, or collaborate with others regarding certain existing programs, including in the event that we received an unsolicited offer to do so. The right to first negotiation expressly excludes any potential Change of Control transaction (as such term is contractually defined in the BMS Agreement).

The BMS Agreement will expire on a licensed product-by-licensed product and country-by-country basis on expiration of the applicable royalty term and in its entirety upon expiration of the last royalty term. Either party may terminate the BMS Agreement earlier upon an uncured material breach of the agreement by the other party, or the insolvency of the other party. Additionally, Bristol Myers Squibb may terminate the BMS Agreement for any or no reason on a program-by-program basis upon specified written notice.

Research Services, License and Collaboration Agreement with Ono Pharmaceutical Co.

All payments by Ono to us are presented in U.S. dollars. Future payments as disclosed in this summary have been converted to U.S. dollars at the December 31, 2021 exchange rate of $1.00 = 115.08 Japanese yen.

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

In October 2021, we entered into an amendment to the Ono Agreement whereby the Research Term, as defined in the Ono agreement, was extended by one year at no additional cost to us.

Under the terms of the Ono Agreement, Ono paid us an initial upfront fee payment of ¥110 million (approximately $1.0 million). Additionally, in connection with the research activities to be conducted by us pursuant to the Ono Agreement, Ono paid us an initial upfront research service payment of ¥790 million (approximately $7.1 million) and has agreed to make research service payments up to an aggregate of ¥750 million (approximately $6.5 million) upon (i) certain specified research triggers and (ii) the election by Ono to collaborate on the development and commercialization of a proposed product candidate. In October 2021, upon the occurrence of a specified research trigger, we became eligible to receive a portion, amounting to ¥100 million ($0.9 million), of the research service payments provided for in the Ono Agreement. Upon election by Ono to collaborate on a proposed product candidate, Ono shall be responsible for a specified percentage of research and development costs for the IND-enabling studies of the selected product candidate. As of December 31, 2021 there was $9.0 million classified as current deferred revenue related to the Ono Agreement as we consider the completion of our performance obligation under the Ono Agreement as probable as we anticipate advancement of a clinical candidate and initiation of IND-enabling studies in the first half of 2022. Should a product candidate be presented for selection in 2022, we would be entitled to receive ¥450 million (approximately $3.9 million).

Under the Ono Agreement, we are also entitled to receive up to ¥5.11 billion (approximately $44.4 million) in the aggregate for certain specified development and regulatory milestones, ¥12.1 billion (approximately $105.1 million) in the aggregate for certain specified commercial milestones and a tiered percentage royalty on annual net sales in Ono’s territory ranging from high-single digits to low teens, subject to certain specified reductions. Royalties are payable by Ono on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country and the tenth anniversary of the first commercial sale of such licensed product in such country.

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

With respect to our lead product candidate, RP-3500, several companies are developing ATR inhibitors with multiple monotherapy and/or combination trials ongoing, including AstraZeneca (AZD6738), Bayer (BAY1895344), Merck Serono (M4344, M6620, M1774) and most recently, Artios Pharma (ATR0380) and Atrin Pharmaceuticals (ATRN-119). In addition, companies such as Impact Therapeutics have disclosed ATR inhibitors in preclinical development. The intensity of trials with ATR inhibitors as monotherapy and in combination with immune-oncology compounds, chemotherapy and radiation, as well as other DDR inhibitors significantly increased over the last several months.

With respect to our PKMYT1 inhibitor product candidate, RP-6306, we are not aware of any companies or institutions with programs in development for this target.

For our preclinical Polθ program, Artios Pharma (ART-4215) and IDEAYA Biosciences have Polθ programs in early clinical and preclinical stages of development, respectively.

We could see a reduction or elimination in our commercial opportunity if our competitors develop and commercialize drugs that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, are less expensive or with a more favorable label than our product candidates. Our competitors also may compete for available patient pool, slowing our accrual in trials, obtain FDA or other regulatory approval for their drugs more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of generic competition and the availability of reimbursement from government and other third-party payors.

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

The federal civil and criminal false claims laws, including the FCA, and civil monetary penalties laws prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the U.S. federal government, including the Medicare and Medicaid programs, or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim or to avoid, decrease or conceal an obligation to pay money to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. In addition, manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery. FCA liability is potentially significant in the healthcare industry because the statute provides for treble damages and mandatory penalties. Government enforcement agencies and private whistleblowers have investigated pharmaceutical companies for or asserted liability under the FCA for a variety of alleged promotional and marketing activities, such as providing free products to customers with the expectation that the customers would bill federal programs for the products; providing consulting fees and other benefits to physicians to induce them to prescribe products; engaging in promotion for “off-label” uses; and submitting inflated best price information to the Medicaid Rebate Program.

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

Additionally, the federal Open Payments program pursuant to the Physician Payments Sunshine Act, created under Section 6002 of the ACA and its implementing regulations, requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with specified exceptions) to report annually information related to specified payments or other transfers of value provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually specified ownership and investment interests held by physicians and their immediate family members. Failure to submit timely, accurately and completely the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates and covered subcontractors. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, former President Trump signed Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. Concurrently, Congress considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, included a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. Further, the Bipartisan Budget Act of 2018, or the BBA, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. On June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenge and the healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2.0% per fiscal year, which went into effect in April 2013, and due to subsequent legislative amendments will remain in effect through 2031, unless additional U.S. Congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, ended the use of the statutory formula for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models, or APMs, and the Merit-based Incentive Payment System, or MIPS. In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. At this time, it is unclear how the introduction of the Quality Payment Program will impact overall physician reimbursement under the Medicare program. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of prescription drugs under Medicare and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, the Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on January 24, 2020 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. In addition, individual states in the United States have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In the future, there will likely continue to be proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of products. Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Employees and Human Capital Resources

As of February 25, 2022, we had 152 full-time employees, including 46 who hold an M.D. or Ph.D. degree. Of these full-time employees, 125 were primarily engaged in research and development activities and 27 were primarily engaged in management or general and administrative activities. None of our employees is represented by a labor union and we consider our employee relations to be good.

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

We are a clinical-stage biopharmaceutical company founded in 2016, and our operations to date have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential synthetic lethal, or SL, gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and clinical development, including continuing our open-label Phase 1/2 clinical trials of RP-3500 and our ongoing Phase 1 clinical trials of RP-6306, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we are devoting substantially all of our financial resources and efforts to research and development of our product candidates including RP-3500 and RP-6306, as well as to enhancing our SNIPRx platform. To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020 and our follow-on offering in November 2021.

We have incurred significant operating losses since our inception in 2016. Our net loss was $106.9 million, $53.4 million and $27.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $210.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

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

To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020 and our follow-on offering in November 2021. We expect to spend substantial amounts to advance our product candidates into clinical development and to complete the clinical development of, seek regulatory approvals for and commercialize our product candidates, if approved. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate certain of our research and development programs.

As of December 31, 2021, our cash and cash equivalents and marketable securities on hand was $341.9 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements at least through 2023. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

We have no products approved for sale and our clinical product candidates, RP-3500 and RP-6306, are still in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of RP-3500, RP-6306 and one or more of our other product candidates. The success of our product candidates will depend on several factors, including the following:

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

There is no guarantee that the results obtained in current preclinical studies, our ongoing open-label Phase 1/2 clinical trials of RP-3500, our ongoing Phase 1 clinical trial of RP-6306 or any future clinical trials of any product candidate will be sufficient to obtain regulatory approval or marketing authorization for such product candidate.

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

Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, and in particular, our lead product candidates, RP-3500 and RP-6306. If we are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.

Our clinical product candidates, RP-3500 and RP-6306, were developed through the application of our SNIPRx platform. All of our product candidates to date were derived based on the same principle of SL. As such, negative results in the development of RP-3500 or RP-6306 may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may decrease trust in our technology and affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. If RP-3500 or RP-6306 shows unexpected adverse events or a lack of efficacy in the indications we intend to treat, or if we experience other regulatory or developmental issues, our development plans and business could be significantly harmed.

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

We have filed INDs for RP-3500 and RP-6306, but we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

The effects of health epidemics, including the ongoing COVID-19 pandemic, in regions where we, or the third parties on which we rely, have business operations could adversely impact our business, including our preclinical studies and clinical trials. The COVID-19 pandemic, including variants of COVID-19, could materially affect our operations, including at our offices in Montréal and in the Boston Metro Area, and at our clinical trial sites, as well as the business or operations of our CROs or other third parties with whom we conduct business.

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. In March 2020, the World Health Organization declared the coronavirus disease 2019, or COVID-19, outbreak a pandemic, spreading across the world. In connection with the COVID-19 pandemic, governments, including the Québec provincial government and the Governor of the Commonwealth of Massachusetts, have implemented significant measures, including closures, quarantines, travel restrictions, occupancy limits and other social distancing directives. Because of the nature of our operations, we are currently considered to be an essential business so, to date, our operations have only been partially affected by these orders. Although health and safety precautions loosened in many jurisdictions over the past year as the number of COVID-19 cases declined and vaccination rates increased, COVID-19 cases, including cases associated with the highly contagious delta and omicron variant, have fluctuated significantly in the United States, including the Commonwealth of Massachusetts. If new variants of COVID-19 appear and cause case levels to rise, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated.

In response to these public health directives and orders, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Employees who can work from home have been doing so, during periods where this been advised by local government authorities, while work in laboratories and facilities has been re-organized to reduce the risk of COVID-19 transmission. Business travel has been limited, and online and teleconference technology is used to meet virtually rather than in person.

The effects of any current or future regulatory measures and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines (for example, our timelines for RP-3500 and RP-6306), the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results, and financial condition.

Quarantines, shelter-in-place, occupancy limits, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain.

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

For our ongoing and planned clinical trials that we expect to conduct at sites outside the United States, particularly in countries which experience heightened impact from COVID-19 and variants of COVID-19, in addition to the risks listed above, we may also experience the following adverse impacts:

•
delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
•
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
•
interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product and comparator drugs used in our clinical trials;
•
changes in federal, state/provincial or municipal regulations related to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•
the refusal of the FDA, EMA or Canada to accept data from clinical trials in these affected geographies.

The impact of the COVID-19 pandemic and any variants continue to evolve. The extent to which the COVID-19 pandemic may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the results of vaccination efforts, resurgences of the virus, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

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
•
external business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency, such as the COVID-19 pandemic;
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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on patients with specific genomic alterations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, with respect to RP-3500, we are currently evaluating 16 STEP2-identified genomic alterations in addition to ATM deficiency, including several novel genes that have not been previously reported as rendering sensitivity to ATR inhibitors. These genes include: RNASEH2A; RNASEH2B; CHTF8, MRE11; NBN; RAD50; BRCA1; BRCA2; PALB2; RAD51B; SETD2; CDK12; ATRIP; RAD17; REV3L; and FZR1. Further, certain of these genes are not yet included in commercially available panels or CLIA-validated panels used in large academic centers. As such, for our ongoing Phase 1/2 trial, we have identified and partnered with multiple large, leading clinical centers globally where tumor sequencing is the standard of care. While we believe that these panels will include the majority, if not all, of these genes, genes may not be available on certain panels at our clinical sites. We cannot be certain how many patients will have each of the genomic alterations that RP-3500 is designed to target or that the number of patients enrolled for each mutation will suffice for regulatory approval and inclusion of each such mutation in the approved label. We may be unsuccessful in our efforts to work with our clinical partners to identify patients who are eligible for our clinical trial of RP-3500.

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

For example, the genomic alterations our compounds are addressing, such as ATM loss and CCNE1 amplification, are uncommon genetic alterations in tumors, or their subsets and their prognostic significance has not been fully validated for the patient populations that we are targeting. Such development risk contributes to the costs that we may need to bear in validating the alterations as well as the optimal method of diagnostic screening for our clinical trial populations.

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

We are pursuing the development of RP-3500 as a monotherapy and in combination with approved PARP inhibitors and other modalities. In the near future, we may explore the use of our product candidates, including RP-3500 and RP-6306, in combination with other therapies, including those that are not yet approved. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing, or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third-party payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (now a division of Eli Lilly and Company), Blueprint Medicines Corporation, Agios Pharmaceuticals, Inc., SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., and Turning Point Therapeutics, Inc., are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Artios Pharma Ltd., IDEAYA Biosciences, Inc., Impact Therapeutics, Inc., Atrin Pharmaceuticals LLC., and Cyteir Therapeutics, Inc.

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
•
HIPAA, as amended by HITECH, and their implementing regulations, which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
the Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;

•
the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to CMS, information related to certain payments and other transfers of value to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and other litigation, and the healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2031 unless additional action is taken by Congress. These Medicare sequester reductions have been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 20202 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigations. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed until January 1, 2023. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our third-party manufacturers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, war, disease outbreaks or public health pandemics, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy, and similar events. For example, the COVID-19 pandemic has impacted our supply chain, and may in the future impact our manufacturing activities.

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

All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of our therapeutic collaborators. Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected.

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

As of February 25, 2022, we had 152 full-time employees, including 125 employees engaged in research and development and 27 engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into a large accelerated filer, we expect we will need additional managerial, operational, sales, marketing, financial, legal, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our development efforts effectively, including the ongoing Phase 1/2 clinical trials of RP-3500 and the ongoing Phase 1 clinical trials of RP-6306, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

The trading price of our common shares has been and is likely to continue to be highly volatile. Furthermore, the stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders may not be able to sell their common shares at or above the price they paid for their common shares. The market price of our common shares may be influenced by many factors, including:

•
the ongoing COVID-19 pandemic and its impact on the global markets;
•
the commencement, enrollment, timing and results of our ongoing clinical trials of RP-3500, our ongoing clinical trials of RP-6306 and any future product candidates or those of our competitors;
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

Based upon our common shares outstanding as of December 31, 2021, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 69% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Additionally, as of December 31, 2021, certain holders of an aggregate of 20,048,282 common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as amended and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting and we are also required, as of this Annual Report, to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. Further, we may in the future discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Moreover, our internal controls over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. Moreover, we are aware that the remote working arrangements implemented in connection with the COVID-19 pandemic potentially present new areas of risk, and we are carefully monitoring any impact to our internal controls and procedures.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, the market price of our common shares could decline and we could be subject to sanctions or investigations by The Nasdaq Global Market, the SEC or other regulatory authorities.

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

Based on the nature of our activities and the composition of our income and assets, we believe we were not classified as a PFIC for the taxable year ended December 31, 2021. We have not yet assessed our 2022 PFIC status and cannot provide an expectation as to whether we will be a PFIC for the taxable year ended December 31, 2022 or any future taxable year. No assurances regarding our PFIC status can be provided for any past, current, or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status.

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
(3)
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
(4)
a trust that (a) is subject to the primary supervision of a U.S. court and the control of one or more “United States persons” (within the meaning of Section 7701(a)(30) of the Code) or (b) has a valid election in effect to be treated as a United States person for U.S. federal income tax purposes.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2021, we had Canadian federal and provincial non-capital loss carry forwards of $113.6 million, which expire beginning in 2037 through 2041. In addition, we also have scientific research and experimental development expenditures of approximately $40.2 million for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. We also have scientific research and experimental development tax credit carry forwards of approximately $6.5 million for Canadian federal income tax purposes, which expire beginning in 2036 through 2041. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Our United States deferred tax assets may not be realized.

As of December 31, 2021, we had U.S. federal research and development credit carryforwards of approximately $1.5 million, which begin to expire in 2041. There is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities. As of December 31, 2021, we also had U.S. state research and development credit carryforwards of approximately $0.3 million, which expire in 2036. We may also be unable to use our existing carryforwards if they are successfully challenged by the U.S. Internal Revenue Service, or the law related to research and development tax credits changes. For these reasons, our ability to utilize our research and development tax credit carryforwards and other tax attributes to reduce future tax liabilities may be limited, which would have a material adverse effect on our cash flows and results of operations.

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

As a public company, we have and will continue to incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs as we transition into large accelerated filer status. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Stock Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain and maintain director and officer liability insurance and we may be required to incur substantial costs to maintain sufficient coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as executive officers. The increased costs may require us to reduce costs in other areas of our business or increase the prices of our services. Moreover, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is currently located in Montréal, Québec, Canada and consists of 9,045 square feet of leased laboratory and office space under a lease that expires in July 2025. In September 2020, we expanded our research footprint with the addition of 20,594 square feet of combined laboratory and office space in Montréal, Québec, Canada through a lease agreement that expires in August 2025. The new facility expands the laboratory capacity for our CRISPR-enabled genome-wide synthetic lethal target platform, SNIPRx®, including dedicated space for work related to accelerating our preclinical assets, including those under our research collaboration with Bristol Myers Squibb. We also lease 11,312 square feet of office space in Cambridge, Massachusetts for our U.S.-based employees under a lease which expires in December 2024. We intend to renew our leases, move to new facilities or expand existing facilities to meet our growth, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information for our Common Shares

Our common shares are traded on The Nasdaq Global Select Market under the symbol “RPTX” and began trading on June 20, 2020. Prior to this time, there was no public market for our common shares. The last reported sale price of our common shares as reported on The Nasdaq Global Select Market on February 25, 2022 was $15.37 per share.

Holders

As of December 31, 2021, there were approximately 21 holders of record of our common shares. This number does not reflect the beneficial holders of our common shares for whom shares are held in “nominee” or “street” name through brokerage accounts or other nominees.

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

None.

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

Item 6. [Reserved]

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

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our lead product candidate, RP-3500, a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase). In July 2020, we began dosing patients in our Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of RP-3500 in advanced solid tumors and, in August 2021, we began dosing patients in our Phase 1b/2 ATTACC clinical trial of RP-3500 to evaluate the safety and efficacy of RP-3500 in combination with approved poly (ADP-ribose) polymerase, or PARP, inhibitors, olaparib and niraparib, in patients with molecularly selected cancers. In addition, in April 2021, we initiated our Phase 1 MYTHIC clinical trial for RP-6306, our PKMYT1 (Protein Kinase Membrane-associated tYrosine- and Threonine- specific cdc-2 inhibitory kinase) SL inhibitor, in advanced solid tumors.

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. On November 1, 2021, we completed a follow-on offering, or the 2021 Offering, whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of December 31, 2021, we had cash and cash equivalents and marketable securities on hand of $341.9 million.

Since inception, we have incurred significant operating losses. Our net losses were $106.9 million, $53.4 million and $27.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, we had an accumulated deficit of $210.3 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including RP-3500 and RP-6306, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as we hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration agreements.

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

COVID-19 Business Update

With the ongoing COVID-19 pandemic, including variants of COVID-19, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our preclinical studies and ongoing and planned clinical trials. We have taken measures to secure our research and development activities, while work in laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, and results of operations could be materially adversely affected. We cannot predict the future impact, if any, of the COVID-19 pandemic related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the outbreak, including variants of COVID-19. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

As of the date of this Annual Report on Form 10-K, the COVID-19 pandemic continues to have a modest impact on our business operations, in particular with respect to our activities. We have and continue to undertake considerable efforts to mitigate the various problems by this crisis, including (i) delays or difficulties in enrolling and retaining patients in our ongoing and planned clinical trials, including patients that may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services; (ii) delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical site investigators and clinical site staff; (iii) diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, and because, who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations; (iv) interruption of our ongoing and future clinical supply chain or key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state/provincial or municipal governments, employers and others; and (v) limitations in employee resources that would otherwise be focused on the conduct of our ongoing and planned clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

Recent and Anticipated Developments

•
Announced initial Phase 1 RP-3500 monotherapy data from Phase 1/2 TRESR trial at AACR-NCI-EORTC
o
Initial Phase 1 results provided clinical proof of concept and validated our SNIPRx platform for molecular selection of tumors for therapy with RP-3500.

o
Preliminary data showed that monotherapy RP-3500 appears safe and well tolerated, with compelling early efficacy signals across multiple genotypes and tumor types in heavily pretreated patients.
o
Recommended Phase 2 dose and schedule for further monotherapy RP-3500 evaluation was determined to be 160mg, taken weekly for 3 days on and 4 days off.
•
Key TRESR Milestones in 2022:
o
Initiated a monotherapy Phase 2 TRESR trial of RP-3500 for the treatment of solid tumors with specific synthetic-lethal genomic alterations including those in the ATM gene (ataxia telangiectasia mutated kinase), in tumors with ATM loss of function and in tumors with other STEP2 genomic alteration in February 2022.
o
Initiated recruitment in a Phase 1 pediatric module of TRESR trial of RP-3500 monotherapy and enrollment of a first patient is expected in the first quarter of 2022.
o
Comprehensive monotherapy Phase 1 (Module 1) clinical data from 120 patients enrolled in the Phase 1/2 TRESR trial of RP-3500 is expected in the second quarter of 2022.
o
Determination of recommended Phase 2 dose of RP-3500 in combination with gemcitabine, a trial that began enrolling patients in December 2021, is expected in the second half of 2022.
o
Early clinical data readout for PARPi combination from Phase 1/2 TRESR trial and ATTACC trial of RP-3500 in combination with, collectively, three marketed PARP inhibitors is expected in the third quarter of 2022.
•
Advanced RP-6306, a first-in-class, oral PKMYT1 inhibitor both as monotherapy and in combination with gemcitabine and in combination with FOLFIRI
o
In December 2021, we began dosing in a Phase 1 clinical trial of RP-6306, a first-in-class small molecule candidate targeting PKMYT1, in combination with gemcitabine for the treatment of molecularly selected advanced solid tumors.
o
In February 2022, we initiated recruitment in the Phase 1 MINOTAUR clinical trial of RP-6306 in combination with FOLFIRI for the treatment of molecularly selected advanced solid tumors.
o
Early readout of monotherapy Phase 1 clinical data is expected in late 2022.
•
Advanced the development of earlier stage discovery programs
o
We expect to initiate IND-enabling studies of our third synthetic lethal asset, the Polθ inhibitor program, in the first half of 2022.
•
Appointed Philip Herman to Executive Leadership Team as EVP Commercial & New Product Development
o
In January 2022, the Company appointed Philip Herman as EVP Commercial & New Product Development. Mr. Herman was most recently Chief Commercial Officer of Y-mAbs Therapeutics and led the successful launch of DANYELZA® (naxitamab).
•
Raised Gross Proceeds of $101.2 Million in Upsized Follow-on Public Offering
o
In November 2021, we announced the closing of an upsized unwritten follow-on public offering yielding aggregate gross proceeds of approximately $101.2 million, or net proceeds of approximately $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million.

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

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement, or the BMS Agreement, with the Bristol Myers Squibb Company, or Bristol Myers Squibb, pursuant to which we and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. We are providing Bristol Myers Squibb access to a selected number of our existing screening campaigns and novel campaigns. We are responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol Myers Squibb. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. In the event that Bristol Myers Squibb elects to obtain an exclusive license for the subsequent development, manufacturing and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities.

The BMS Agreement was subsequently amended in July, September and November 2020 to include additional campaigns to the list of existing campaigns from which Bristol Myers Squibb may select campaigns under the agreement and to enable unblinding of a Bristol Myers Squibb alliance manager in order to streamline the collaboration process.

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

Performance obligation	Transaction price
(in thousands)
Research activities	$6,405
Options to license druggable targets	31,148
Options to license undruggable targets	12,447
Total transaction price	$50,000

As of December 31, 2021, there was $42.5 million of deferred revenue related to the BMS Agreement, of which $2.9 million was classified as current and $39.6 million was classified as non-current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

In the years ended December 31, 2021 and 2020, we recognized $1.1 million and $0.1 million, respectively, as revenue associated with the BMS Agreement in relation to research activities performed to date. No amounts were recognized in the year ended December 31, 2019.

In October 2021, we received notification from Bristol Myers Squibb of their option exercise for druggable targets directed at a synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, we recognized $6.5 million as revenue in the year ended December 31, 2021 with regards to the achievement of the performance obligation from Bristol Meyers Squibb and the option fees received. No amounts were recognized in the years December 31, 2020 and 2019.

Collaboration Agreement with Ono Pharmaceutical Company Ltd.

In January 2019, we entered into a research services, license and collaboration agreement, or the Ono Agreement, with Ono Pharmaceutical Company Ltd., or Ono, pursuant to which we and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. Pursuant to the terms of the agreement, we received initial upfront payments of approximately $8.1 million. These upfront payments have been recorded as deferred revenue on our consolidated balance sheet as per our revenue recognition accounting policy and will be recognized as revenue at the point in time when a product candidate is licensed to Ono pursuant to the terms of the agreement.

In October 2021, upon the occurrence of a specified research trigger, we became eligible to receive a portion, amounting to ¥100 million ($0.9 million), of the research service payments provided for in the Ono Agreement. This amount was received in November 2021 and has been added to the transaction price as the consideration was no longer constrained.

As of December 31, 2021 we classified $9.0 million as "current deferred revenue" related to the Ono Agreement as we consider the completion of our performance obligation under the Ono Agreement to be probable with the anticipated advancement of a clinical candidate and initiation of IND-enabling studies under the program in the first half of 2022. As of December 31, 2020, there was $8.1 million classified as non-current in the consolidated balance sheet.

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

The following table summarizes our research and development costs:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Discovery costs
Direct external costs	$11,308	$8,606	$7,004
Laboratory supplies and research materials	4,398	3,575	3,154
Personnel related costs	11,187	6,759	4,476
Facilities related costs	1,460	1,000	416
Other costs	3,665	1,890	1,678
	32,018	21,830	16,728
Development
RP-3500 program (direct external costs)	25,350	10,074	3,191
RP-6306 program (direct external costs)	15,962	3,875	-
Personnel related costs	14,614	4,595	1,017
Facilities related costs	733	316	304
Other costs	2,494	310	321
	59,153	19,170	4,833
R&D tax credits	(1,124)	(909)	(566)
Total research and development costs	$90,047	$40,091	$20,995

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	YEAR ENDED DECEMBER 31,
	2021	2020	CHANGE
	(in thousands)
Revenue:
Collaboration agreements	$7,600	$135	$7,465
Operating expenses:
Research and development, net of tax credits	90,047	40,091	49,956
General and administrative	26,213	14,346	11,867
Total operating expenses	116,260	54,437	61,823
Loss from operations	(108,660)	(54,302)	(54,358)
Other income (expense), net:
Realized and unrealized gain (loss) on foreign exchange	(144)	(664)	520
Interest income	259	240	19
Other expense	(41)	(16)	(25)
Total other income (expense), net	74	(440)	514
Loss before income taxes	(108,586)	(54,742)	(53,844)
Income tax benefit	1,678	1,325	353
Net loss and comprehensive loss	$(106,908)	$(53,417)	$(53,491)

Revenue

Revenue was $7.6 million for the year ended December 31, 2021. Of this amount, $6.5 million of revenue relates to the recognition of deferred revenue from the exercise by Bristol Myers Squibb of their option exercise for druggable targets directed at synthetic lethal lesion, pursuant to the terms of the BMS agreement, and the related option fees received, and $1.1 million of revenue was a result of the partial revenue recognition of the deferred revenue from the BMS Agreement, in proportion to the level of research and development services performed during the period.

Revenue was $0.1 million for the year ended December 31, 2020 as a result of the partial revenue recognition of the deferred revenue from the BMS Agreement, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $90.0 million for the year ended December 31, 2021, compared to $40.1 million for the year ended December 31, 2020. The increase of $49.9 million in research and development expenses was primarily due to a:

•
$30.1 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards advancing the development of our RP-3500 and RP-6306 programs;
•
$14.4 million increase in personnel-related costs, including a $4.8 million increase in share-based compensation, in support of our increased discovery and development activities;
•
$0.8 million increase in laboratory supplies and research materials as a result of our increased efforts towards identifying a product candidate; and
•
$4.6 million increase in other research and development costs, including facilities, software and external costs not directly related to the RP-3500 and RP-6306 programs.

General and Administrative Expenses

General and administrative expenses were $26.2 million for the year ended December 31, 2021, compared to $14.3 million for the year ended December 31, 2020. The increase of $11.9 million in general and administrative expenses consisted of a:

•
$7.8 million increase in personnel related costs, including a $5.5 million increase in share-based compensation, to support our increase in research and development activities;
•
$3.3 million increase in D&O insurance costs as a result of our transition to a Nasdaq-listed company in June 2020; and
•
$0.8 million increase in other general and administrative costs including travel, facilities and IT costs.

Other Income (Expense), Net

Other income, net was $0.1 million for the year ended December 31, 2021, compared to other expense, net of $0.4 million for the year ended December 31, 2020. The decrease of $0.5 million in other expense was primarily attributable to lower foreign denominated currency balances.

Income Tax Benefit

Income tax benefit was $1.7 million for the year ended December 31, 2021, primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary.

Income tax benefit was $1.3 million for the year ended December 31, 2020, primarily reflecting U.S. federal and state research and development tax credits carryforwards now available to us, partially offset by taxable income in our U.S. subsidiary. During the year ended December 31, 2020, we further utilized operating loss carryforwards to offset taxable income in Canada, arising primarily from the upfront payment received from Bristol Myers Squibb under the BMS Agreement. This utilization resulted in a reversal of the valuation allowance previously recognized on the operating losses to offset the tax expense owing, with no overall impact on our net loss.

The increase of $0.4 million in the income tax benefit was mostly a result of increased U.S. federal and state research and development tax credits generated from the advancement in the development of our RP-3500 and RP-6306 programs.

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019:

	YEAR ENDED DECEMBER 31,
	2020	2019	CHANGE
	(in thousands)
Revenue:
Collaboration agreements	$135	$-	$135
Operating expenses:
Research and development, net of tax credits	40,091	20,995	19,096
General and administrative	14,346	5,382	8,964
Total operating expenses	54,437	26,377	28,060
Loss from operations	(54,302)	(26,377)	(27,925)
Other (expense) income, net:
Realized and unrealized gain (loss) on foreign exchange	(664)	712	(1,376)
Change in fair value of Series A preferred share tranche obligation	-	(1,350)	1,350
Interest income	240	-	240
Other expense	(16)	(6)	(10)
Total other expense, net	(440)	(644)	204
Loss before income taxes	(54,742)	(27,021)	(27,721)
Income tax benefit (expense)	1,325	(195)	1,520
Net loss and comprehensive loss	$(53,417)	$(27,216)	$(26,201)

Revenue

Revenue was $0.1 million for the year ended December 31, 2020 as a result of the partial revenue recognition of the deferred revenue from the BMS Agreement, in proportion to the level of research and development services performed during the period. No revenue was recognized for the year ended December 31, 2019.

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

General and Administrative Expenses

General and administrative expenses were $14.3 million for the year ended December 31, 2020, compared to $5.4 million for the year ended December 31, 2019. The increase of $8.9 million consisted of a (i) $2.3 million increase in payroll and personnel related costs, as well as (ii) $2.0 million increase in legal and professional fees; (iii) $3.7 million increase in D&O insurance costs; and (iv) $1.7 million increase in other general and administrative expenses, related to costs associated with operating activities and the preparations for becoming and now operating as a public company, partially offset by a decrease of $0.8 million in travel related expenses as a result of COVID-related travel restrictions.

Other Expense, Net

Other expense, net was $0.4 million for the year ended December 31, 2020, compared to $0.6 million for the year ended December 31, 2019. The decrease of $0.2 million in other expenses is primarily attributable to (i) a $1.4 million decrease in changes in the fair value of the Series A preferred share tranche obligation and (ii) a $0.2 million increase in interest income related to cash balances in our current bank accounts, partially offset by an increase of $1.4 million in realized and unrealized losses on foreign exchange as a result of fluctuations in foreign exchange rates. From December 31, 2019 to December 31, 2020, the relative value of the U.S. dollar to the Canadian dollar decreased by approximately 2%. Our net financial position exposure to Canadian dollar-denominated cash and cash equivalents as well as restricted cash balances, research and development tax credits receivable, other receivables, accounts payable, accrued expenses and other current liabilities as well as operating lease liabilities amounted to CA$0.9 million as at December 31, 2020.

Income Tax Benefit (Expense)

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

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting commissions, and offering expenses of $3.2 million. In November 2021, we completed a follow-on offering whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also partnered with Ono for our Polθ inhibitor program and Bristol Myers Squibb for research and development of potential new product candidates for the treatment of cancer and received initial upfront payments of approximately $59.0 million in the aggregate.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approval, and pursue commercialization of any approved product candidates and we will continue to incur additional costs associated with operating as a public company, including our transition from emerging growth company and smaller reporting company status at December 31, 2021. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities.

As of December 31, 2021, our cash and cash equivalents and marketable securities on hand was $341.9 million. We believe that our existing cash and cash equivalents, and marketable securities on hand will be sufficient to fund our anticipated operating and capital expenditure requirements through 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the initiation, timing, costs, progress and results of our ongoing Phase 1/2 clinical trials of RP-3500 and our ongoing Phase 1 clinical trial of RP-6306;
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

Cash Flows

Comparison of the Years Ended December 31, 2021, 2020 and 2019

The following table summarizes our cash flows for each of the years presented:

	YEAR ENDED DECEMBER 31,			Change 2021 vs 2020	Change 2020 vs 2019
	2021	2020	2019
	(in thousands)
Net cash used in operating activities	$(85,796)	$(6,084)	$(18,429)	$(79,712)	$12,345
Net cash used in investing activities	(1,676)	(9,763)	(1,304)	8,087	(8,459)
Net cash provided by financing activities	95,557	247,842	103,243	(152,285)	144,599
Effect of exchange rate fluctuations on cash held	(54)	(604)	566	550	(1,170)
Net increase in cash and restricted cash	$8,031	$231,391	$84,076	$(223,360)	$147,315

Operating Activities

Net cash used in operating activities was $85.8 million for the year ended December 31, 2021, reflecting a net loss of $106.9 million, offset by a net change of $7.0 million in our net operating assets and non-cash charges of $14.1 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense and non-cash lease expense offset by deferred tax assets. The change in our net operating assets was due to a decrease of $3.6 million in other receivables, as well as an increase of $11.9 million in accounts payable, income tax payable and accrued expenses and other current liabilities, offset by an increase of $0.9 million in research and development tax credits receivable and other non-current assets, as well as a $7.6 million decrease in operating lease liabilities and deferred revenue.

Net cash used in operating activities was $6.1 million for the year ended December 31, 2020, reflecting a net loss of $53.4 million, offset by a net change of $43.8 million in our net operating assets and non-cash charges of $3.5 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, non-cash lease expense, foreign exchange losses and changes in deferred tax assets. The change in our net operating assets was primarily due to an increase of $49.9 million in deferred revenue as a result of the upfront payment received from Bristol Myers Squibb pursuant to the BMS Agreement in the second quarter of 2020, as well as a $4.6 million increase in accrued expenses and other current liabilities and accounts payable as well as a decrease in other non-current assets, partially offset by an increase of $9.9 million in prepaid expenses, other receivables and research and development tax credits receivable, as well as a $0.8 million decrease in operating lease liabilities and income taxes payable.

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

The $79.7 million increase in cash used in operating activities for the year ended December 31, 2021 compared to December 31, 2020 is primarily due to an increase in research and development and general and administration expenses, specifically direct external cost and personnel-related cost, as a result of increased efforts towards advancing the development of our RP-3500 and RP-6306 programs. This increase was offset by collections of other receivables, a decrease of prepaid expenses as a result of the first public company D&O insurance payment in 2020, and the $50.0 million upfront received from Bristol Myers Squibb in 2020 pursuant to the BMS Agreement.

The $12.3 million decrease in cash used in operating activities for the year ended December 31, 2020 compared to December 31, 2019 is primarily due to an increase in research and development expenses and general and administrative expenses as a result of our increased efforts towards identifying a product candidate in our RP-6306 CCNE1-SL inhibitor program and advancing the development of RP-3500 and an increase in prepaid expenses as a result of D&O insurance costs and research and development costs paid upfront. These increases were offset by the $50.0 million upfront payment received from Bristol Myers Squibb in the second quarter of 2020 pursuant to the BMS Agreement, partially offset by $8.1 million upfront payment received from Ono in the first quarter of 2019 under the terms of our collaboration agreement for our Polθ inhibitor program, as well as an increase in accrued expenses and other current liabilities.

Investing Activities

Net cash used in investing activities was $1.7 million, $9.8 million and $1.3 million for the years ended December 31, 2021, 2020 and 2019, respectively, and resulted from the purchases of property and equipment during these periods. The year ended December 31, 2020 includes an investment of $7.5 million in marketable securities.

Financing Activities

Net cash provided by financing activities was $95.6 million for the year ended December 31, 2021, consisting primarily of net proceeds of $94.3 million from the November 2021 issuance of shares in the follow-on offering, net of underwriting commissions and offering expenses.

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

Effect of Exchange Rate Fluctuations on Cash Held

The effect of exchange rate fluctuations on cash held was a loss of $0.1 million, a loss of $0.6 million and a gain of $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, and resulted from fluctuations in foreign exchange rates, as well as lower foreign currency-denominated cash balances held. Our Canadian dollar-denominated cash balance was CA$3.6 million, CA$1.7 million, CA$30.0 million as of December 31, 2021, 2020 and 2019, respectively.

Material Cash Requirements

As of December 31, 2021, we anticipate the aggregate of our cash and cash equivalents and marketable securities will be sufficient to fund our contractual obligations, as well as cash requirements to support our ongoing operations and capital expenditures. Our contractual obligations as of December 31, 2021 primarily consist of:

Collaboration and Research Agreements

Collaboration and research agreement obligations primarily relate to a strategic collaboration agreement that we entered into with the University of Texas M. D. Anderson Cancer Center, or MDACC, in March 2020. The collaboration consists of preclinical studies and clinical trials designed by us and MDACC with the research to be completed by MDACC. We have agreed to commit $10.0 million in the aggregate to fund the collaboration, with payments to be made over a period of five years, of which $3.0 million has been paid to date.

Purchase and Other Obligations

In the normal course of business, we enter into contracts with CROs and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and provide for termination 30 to 90 days’ prior written notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2021.

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

We have further entered into license agreements under which we are obligated to make milestone and royalty payments and incur annual maintenance fees. We have not included future milestone or royalty payments under these agreements in the table above since the payment obligations are contingent upon future events, such as achieving certain clinical and commercial milestones or generating product sales. As of December 31, 2021, we were unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales. See the section titled “License and Collaboration Agreements” elsewhere in this Annual Report as well as Note 7 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our license agreements.

Indemnification agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. To date, we have not incurred any material costs as a result of such indemnifications. We are not aware of any indemnification arrangements could have a material effect on our financial position, results of operations or cash flows, and we have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2021.

Critical Accounting Estimates

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

Revenue Recognition

In the year ended December 31, 2021, our revenue was generated from our Bristol Myers Squibb collaboration agreement. We also have a collaboration agreement with Ono, from which revenue has yet to be recognized.

We recognize revenue in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. We enter into collaboration and license agreements, which are within the scope of ASC 606, to discover, develop, manufacture, and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (i) licenses to compounds directed to specific targets (referred to as “exclusive licenses”) and (ii) research and development activities to be performed on behalf of the collaboration partner related to the licensed targets. Payments to us under these agreements may include non-refundable license fees, customer option exercise fees, payments for research activities, reimbursement of certain costs, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

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

Exclusive Licenses – If the license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, we consider relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation and whether the license is the predominant promise within the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the license is the predominant promise, and it is determined that the license represents functional intellectual property, revenue is recognized at the point in time when control of the license is transferred. If it is determined that the license does not represent functional intellectual property, revenue is recognized over time using an appropriate method of measuring progress.

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

Customer Options – Our arrangements may provide a collaborator with the right to acquire additional goods or services in the future. Under these agreements, fees may be due to us (i) at the inception of the arrangement as an upfront fee or payment or (ii) upon the exercise of the customer option. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the inception of the arrangement. We allocate the transaction price to material rights based on the relative stand-alone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires. In 2021, we have recognized revenue related to such customer options from our Bristol Myers Squibb collaboration agreement.

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

Accrued and Prepaid Research and Development Expenses

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued and prepaid research and development expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued and prepaid expenses as of each balance sheet date based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary.

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

Recently Adopted Accounting Pronouncements

See note 2 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of recently adopted accounting pronouncements applicable to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the year ended December 31, 2021, we earned $0.3 million in interest income from cash balances held in interest bearing bank accounts. In the year ended December 31, 2020, we have also invested $7.5 million in short-term U.S. Treasury bills. We do not enter into investments for trading or speculative purposes. The objective of holding marketable securities is to invest our excess cash resources in investment vehicles that diversify our cash holdings and provide a guaranteed rate of return, with limited risk to the principal amount invested. We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Income items and expenses are translated using the average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, research and development tax credits receivable, other receivables, restricted cash, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our December 31, 2021 Canadian dollar net exposure, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in an increase of approximately $0.1 million on our consolidated net loss.

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

Item 8. Financial Statements and Supplementary Data.

REPARE THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repare Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Repare Therapeutics Inc. [the “Company”] as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred shares and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: [1] relates to accounts or disclosures that are material to the financial statements and [2] involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Description of the matter

Accrued and Prepaid Research and Development Expenses

As described in note 2 to the consolidated financial statements, the Company has entered into various research and development contracts with third parties and is required to record its accrued and prepaid research and development expenses resulting from these contracts at the end of each reporting period. When evaluating the adequacy of the accrued and prepaid expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. As of December 31, 2021, the Company has recorded $11.3 million of accrued research and development expenses and has also recorded total prepaid expenses of $6.3 million, which included amounts for prepayments of research and development expenses. The Company’s determination of the amount of accrued or prepaid expenses at each reporting period requires significant judgment by management as estimates are based on management’s knowledge of the level of service performed by the third parties to date, which is subject to risk of estimation uncertainty related to services having been performed where the Company has not yet been invoiced or otherwise notified of the actual costs from the third-party service providers prior to the time the consolidated financial statements are issued.

Auditing the Company’s accrued and prepaid clinical trial expenses was especially challenging and required significant auditor effort in performing appropriate procedures to evaluate the completeness and accuracy of the information management utilizes in these estimates.

How we addressed the matter in our audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company’s process used in accounting for accrued and prepaid research and development expenses.

To test the accrued and prepaid research and development expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used by management to estimate the accrual or prepaid balance. We inspected the contracts with third-party service providers, discussed and obtained information regarding the progress of clinical trials from the Company’s management and research and development personnel that oversee the clinical trials, and inspected data obtained from the third-party service providers in order to corroborate management’s estimate. We confirmed information directly with a sample of the third-party service providers, such as the services provided and costs incurred, and the number of sites in the clinical trials. We also inspected subsequent invoices received from the third-party service providers and cash disbursements made to these parties, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Montréal, Canada

March 1, 2022

Repare Therapeutics Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$334,427	$326,184
Marketable securities	7,439	7,526
Research and development tax credits receivable	2,580	2,011
Other receivables	654	4,153
Prepaid expenses	6,314	6,678
Total current assets	351,414	346,552
Property and equipment, net	5,604	3,948
Restricted cash	—	212
Operating lease right-of-use assets	7,491	4,674
Other assets	586	288
Deferred tax assets	3,620	1,412
TOTAL ASSETS	$368,715	$357,086
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,302	$2,251
Accrued expenses and other current liabilities	18,622	5,975
Operating lease liabilities, current portion	1,721	697
Deferred revenue, current portion	11,921	2,073
Income tax payable	523	18
Total current liabilities	35,089	11,014
Operating lease liabilities, net of current portion	5,592	3,308
Deferred revenue, net of current portion	39,613	55,934
TOTAL LIABILITIES	80,294	70,256
Commitments and Contingencies (note 17)
SHAREHOLDERS’ EQUITY:
Preferred shares, no par value per share; unlimited shares authorized as of December 31, 2021 and December 31, 2020, respectively; 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of December 31, 2021 and December 31, 2020; 41,850,162 and 36,902,924 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	480,699	384,313
Additional paid-in capital	17,988	5,875
Accumulated deficit	(210,266)	(103,358)
TOTAL SHAREHOLDERS’ EQUITY	288,421	286,830
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$368,715	$357,086

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Collaboration agreements	$7,600	$135	$-
Operating expenses:
Research and development, net of tax credits	90,047	40,091	20,995
General and administrative	26,213	14,346	5,382
Total operating expenses	116,260	54,437	26,377
Loss from operations	(108,660)	(54,302)	(26,377)
Other (expense) income, net
Realized and unrealized (loss) gain on foreign exchange	(144)	(664)	712
Change in fair value of Series A Preferred Share tranche obligation	—	—	(1,350)
Interest income	259	240	—
Other expense	(41)	(16)	(6)
Total other (expense) income, net	74	(440)	(644)
Loss before income taxes	(108,586)	(54,742)	(27,021)
Income tax benefit (expense)	1,678	1,325	(195)
Net loss and comprehensive loss	$(106,908)	$(53,417)	$(27,216)
Net loss attributable to common shareholders—basic and diluted	$(106,908)	$(53,417)	$(27,216)
Net loss per share attributable to common shareholders—basic and diluted	$(2.83)	$(2.66)	$(17.81)
Weighted-average common shares outstanding—basic and diluted	37,818,115	20,045,602	1,528,374

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Convertible Preferred Shares and Shareholders’ Equity (Deficit)

(In thousands of U.S. dollars, except share data)

	Convertible Preferred Shares						Additional		Total Shareholder'
	Series A		Series B		Common Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2019	6,813,340	$31,873	—	$—	1,528,374	$1	$340	$(22,725)	$(22,384)
Issuance of Series A convertible Preferred Shares, net of issuance costs of $5	4,276,795	21,876	—	—	—	—	—	—	—
Series A Tranche 3 termination	—	—	—	—	—	—	2,960	—	2,960
Issuance of Series B convertible Preferred Shares, net of issuance costs of $248	—	—	10,468,258	82,248	—	—	—	—	—
Shared-based compensation expense	—	—	—	—	—	—	511	—	511
Net loss and comprehensive loss	—	—	—	—	—	—	—	(27,216)	(27,216)
Balance, December 31, 2019	11,090,135	$53,749	10,468,258	$82,248	1,528,374	$1	$3,811	$(49,941)	$(46,129)
Exercise of vested stock options	—	—	—	—	416,157	1,272	(473)	—	799
Share-based compensation expense	—	—	—	—	—	—	2,537	—	2,537
Issuance of common shares upon initial public offering, net of issuance costs of $20,957	—	—	—	—	12,650,000	232,043	—	—	232,043
Conversion of convertible preferred shares into an equivalent number of common shares	(11,090,135)	(53,749)	(10,468,258)	(82,248)	21,558,393	135,997	—	—	135,997
Issuance of warrant and conversion into common shares	—	—	—	—	750,000	15,000	—	—	15,000
Net loss and comprehensive loss	—	—	—	—	—	—	—	(53,417)	(53,417)
Balance, December 31, 2020	—	$—	—	$—	36,902,924	$384,313	$5,875	$(103,358)	$286,830
Exercise of vested stock options	—	—	—	—	333,996	1,578	(592)	—	986
Share-based compensation expense	—	—	—	—	—	—	12,829	—	12,829
Issuance of common shares upon follow-on offering, net of issuance costs of $840	—	—	—	—	4,600,000	94,288	—	—	94,288
Issuance of common shares	—	—	—	—	3,299	113	—	—	113
Issuance of common shares under the 2020 Employee Share Purchase Plan	—	—	—	—	9,943	407	(124)	—	283
Net loss and comprehensive loss	—	—	—	—	—	—	—	(106,908)	(106,908)
Balance, December 31, 2021	—	$—	—	$—	41,850,162	$480,699	$17,988	$(210,266)	$288,421

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net loss and comprehensive loss for the year	$(106,908)	$(53,417)	$(27,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,829	2,537	511
Depreciation expense	1,471	897	605
Change in fair value of Series A Preferred Shares tranche obligation	—	—	1,350
Non-cash lease expense	1,873	890	362
Loss on disposal of property and equipment	24	—	—
Foreign exchange loss (gain)	12	588	(629)
Amortization of premiums on marketable securities	113	—	—
Deferred tax asset	(2,208)	(1,280)	—
Changes in operating assets and liabilities:
Prepaid expenses	(32)	(6,988)	(466)
Research and development tax credits receivable	(556)	(909)	(566)
Other receivables	3,554	(2,038)	(1,347)
Other non-current assets	(298)	71	(464)
Accounts payable	152	17	833
Accrued expenses and other current liabilities	11,166	4,573	611
Operating lease liabilities, current portion	98	(225)	21
Income tax payable	505	(200)	218
Operating lease liabilities, net of current portion	(1,118)	(465)	(394)
Deferred revenue	(6,473)	49,865	8,142
Net cash used in operating activities	(85,796)	(6,084)	(18,429)
Cash Flows From Investing Activities:
Purchase of property and equipment	(1,690)	(2,237)	(1,304)
Proceeds on disposal of property and equipment	40	—	—
Proceeds from maturities of marketable securities	7,450	—	—
Purchase of marketable securities	(7,476)	(7,526)	—
Net cash used in investing activities	(1,676)	(9,763)	(1,304)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	986	799	—
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	283	—	—
Net proceeds from issuance of common shares in follow-on offering	94,288	—	—
Proceeds from issuance of warrant	—	15,000	—
Net proceeds from issuance of common shares in initial public offering	—	232,043	—
Proceeds from issuance of Series A Preferred Shares, net	—	—	20,995
Proceeds from issuance of Series B Preferred Shares, net	—	—	82,248
Net cash provided by financing activities	95,557	247,842	103,243
Effect of exchange rate fluctuations on cash held	(54)	(604)	566
Net Increase In Cash And Cash Equivalents And Restricted Cash	8,031	231,391	84,076
Cash and cash equivalents and restricted cash at beginning of year	326,396	95,005	10,929
Cash and cash equivalents and restricted cash at end of year	$334,427	$326,396	$95,005
Reconciliation Of Cash And Cash Equivalents And Restricted Cash
Cash and cash equivalents	$334,427	$326,184	$94,797
Restricted cash	—	212	208
Total cash and cash equivalents and restricted cash	$334,427	$326,396	$95,005
Supplemental Disclosure Of Cash Flow Information:
Cash interest received	$240	$216	$—
Cash taxes paid, net	$25	$156	$23
Property and equipment purchases incurred but not yet paid	$1,719	$218	$40
Right-of-use assets obtained in exchange for new operating lease liability	$4,690	$4,538	$1,074
Conversion of Series A and B Preferred Shares into common shares	$—	$135,997	$—
Conversion of warrant into common shares	$—	$15,000	$—

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

In November 2021, the Company completed a follow-on offering of 4,600,000 of its common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million payable by the Company.

Since inception, the Company has incurred operating losses. As of December 31, 2021, the Company had an accumulated deficit of $210.3 million. The Company does not have any products approved for sale and has financed its operations primarily through equity financings and funding from its collaboration agreements. Based on its current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities on hand will be sufficient to fund its operating and capital expenditures through 2023.

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

COVID-19 Pandemic

With the continued spread of the ongoing COVID-19 pandemic, including variants of COVID-19, the Company established a cross-functional task force and has implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on its employees and its business, including its preclinical studies and its ongoing and planned clinical trials. The Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic, the Company’s business, financial condition, and results of operations could be materially adversely affected. The Company cannot predict the ultimate impact, if any, of the COVID-19 pandemic related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the pandemic. The Company continues to monitor the COVID-19 pandemic as it evolves its business continuity plans, clinical development plans and response strategy. As of the date of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to the Company’s consolidated financial statements.

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

Restricted Cash

As of December 31, 2021 and 2020, restricted cash consisted of nil and $0.2 million, respectively, used to secure a letter of credit denominated in a foreign currency for the benefit of the landlord in connection with one of the Company’s lease agreements.

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

As of December 31, 2021 and 2020, the Company had no significant off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity (deficit) that result from transactions and economic events other than those with shareholders. For each of the years ended December 31, 2021, 2020 and 2019, comprehensive loss was equal to net loss.

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

For a complete discussion of accounting for collaboration revenues, see Note 13.

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

Accrued and Prepaid Research and Development Expenses

The Company has entered into various research and development contracts. The payments to these agreements are recorded as research and development expenses as incurred. The Company records accrued liabilities and prepaid expenses for estimated ongoing research costs. When evaluating the adequacy of the accrued liabilities and prepaid expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. Significant judgements and estimates are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

The fair value of each stock option grant or purchases under our 2020 Employee Share Purchase Plan (“ESPP”) is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield. As there was no public market for its common shares prior to its IPO, the Company determined the volatility for stock option awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. For purchases under our ESPP, the historical volatility is used when developing an estimate of expected volatility. The expected term of the Company’s stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. In connection with the adoption of ASU No. 2018-07, Compensation—Stock Compensation (“ASU No. 2018-07”), the Company calculated the expected term of non-employee awards using the midpoint between the vesting date and the contractual term, which is consistent with the method used for employee awards. For purchases under our ESPP, the expected term is based on the length of the offering period. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award, for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common shares; therefore, the expected dividend yield is assumed to be zero.

Share-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur. Any consideration paid by employees on exercising stock options or the purchases under our ESPP and the corresponding portion previously credited to additional paid-in capital are credited to share capital.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes - Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”). ASU No. 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. For public entities, ASU No. 2019-12 was effective for annual periods beginning after December 15, 2020, including interim periods within. Adoption of the standard requires certain changes to be made prospectively, with some changes to be made retrospectively. The adoption of ASU No. 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

There were no new accounting pronouncements issued which could have a significant effect on the Company's consolidated financial statements.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

Description	Financial Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)
As at December 31, 2021
Assets
Cash equivalents
Money market funds	$2,535	$2,535	$—	$—
Marketable securities
U.S. Treasury notes	7,439	7,439	—	—
Total financial assets	$9,974	$9,974	$—	$—

As at December 31, 2020
Assets
Cash equivalents
Money market funds	$2,455	$2,455	$—	$—
Marketable securities
U.S. Treasury notes	7,526	7,526	—	—
Total financial assets	$9,981	$9,981	$—	$—

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

During the years ended December 31, 2021 and 2020, there were no transfers between fair value measure levels.

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

The Company recorded other expense of $1.35 million for changes in the fair value of the Series A Preferred Share Tranche Obligation in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2019. Upon completion of the IPO in June 2020, all issued and outstanding Preferred Shares were converted into common shares.

4. Cash and Cash Equivalents and Marketable Securities

As of December 31, 2021 and 2020, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As at December 31, 2021
Money market funds included in cash and cash equivalents	$2,535	$—	$—	$2,535
Marketable securities:
U.S. Treasury notes	7,439	—	—	7,439
Total	$9,974	$—	$—	$9,974

As at December 31, 2020
Money market funds included in cash and cash equivalents	$2,455	$—	$—	$2,455
Marketable securities:
U.S. Treasury notes	7,526	—	—	7,526
Total	$9,981	$—	$—	$9,981

The amortized cost of marketable securities is equal to their fair value. Accordingly, no unrealized gains or losses were recognized in the years ended December 31, 2021, 2020 and 2019.

The maturities of the Company’s money market funds included in cash and cash equivalents, and marketable securities as of December 31, 2021 and 2020 are less than one year.

5. Property and Equipment, Net

Property and equipment, net as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Computer equipment	$469	$301
Office equipment	509	216
Laboratory equipment	5,536	4,718
Leasehold improvements	2,465	706
Total	8,979	5,941
Less: Accumulated depreciation	(3,375)	(1,993)
Property and equipment, net	$5,604	$3,948

Depreciation expense recognized was allocated as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$1,325	$786	$540
General and administration	146	111	65
Depreciation expense	$1,471	$897	$605

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued compensation and benefits	$4,867	$2,771
Accrued research and development expense	11,272	2,584
Accrued professional services	387	436
Accrued property and equipment purchases	1,719	126
Other	377	58
Total accrued expenses and other current liabilities	$18,622	$5,975

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

Any potential future milestone or royalty payment amounts have not been accrued at December 31, 2021 and 2020 due to the uncertainty related to the successful achievement of these milestones.

8. Leases

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of December 31, 2021, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

In June 2017, and as further amended in 2021, the Company entered into a lease agreement for office and laboratory space in Montréal, Québec, for a four-year term, ending in July 2021 which was extended through July 2025.

In November 2017, and as further amended throughout 2018, 2019, 2020 and 2021, the Company entered into a lease agreement for office and laboratory space located in Montréal, Québec, for a three-year term ending in October 2020 which was extended through October 2022.

In July 2021, the Company entered into a lease agreement for office space in Cambridge, Massachusetts, for a three-year term ending in December 2024, which commenced in December 2021. The Company has an option for a three year renewal, which has not been recognized in the Company’s right-of-use asset or lease liability.

In November 2019, and as further amended in July 2021, the Company entered into a lease agreement for office and laboratory space for a five-year term located in Montréal, Québec which commenced in September 2020. The Company has an option for a five year renewal, which has not been recognized in the Company’s right-of-use asset or lease liability. As required under the terms of the lease agreement, the Company incurred prepaid rent of $1.0 million prior to commencement of the lease term, with the current portion previously accounted for within prepaid expenses and other current assets and the long-term portion accounted for within other assets. As well, as required under the terms of the amended lease agreement, the Company incurred prepaid rent of $0.4 million prior to commencement of the lease term which was accounted for within prepaid expenses. As of the commencement of the lease term, this prepaid rent has been reclassified to the right-of-use asset.

The following tables contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2021, 2020 and 2019:

	December 31,
	2021	2020	2019
	(in thousands)
Operating Leases
Lease Cost
Operating lease cost	$2,101	$999	$411
Short-term lease cost	25	51	12
Variable lease cost	163	161	248
Total lease cost	$2,289	$1,211	$671

	December 31,
	2021	2020	2019
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows for operating leases	$1,240	$802	$426
Right-of-use assets obtained in exchange for lease obligations	$4,690	$4,538	$1,074
Weighted-average remaining lease term (in years)	3.35	4.50	1.79
Weighted-average discount rate	4.0%	5.1%	7.6%

Variable lease costs for the years ended December 31, 2021, 2020 and 2019 include contingent rental usage, common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of December 31, 2021 were as follows:

December 31, 2021
(in thousands)
Maturity of Lease Liabilities
2022	$1,982
2023	2,446
2024	2,492
2025	929
Total lease payments	$7,849
Less: interest	(536)
Total lease liabilities	$7,313

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

10. Shareholders’ Equity

Convertible Preferred Shares

The Company’s Series A and Series B convertible preferred shares were convertible on a one-to-one basis into common shares. Upon completion of the IPO, all issued and outstanding Series A and Series B convertible preferred shares were converted into 21,558,393 common shares and the existing class of Series A and Series B convertible preferred shares were removed.

Preferred Shares

Effective upon the closing of the IPO, the Company authorized for issue an unlimited number of preferred shares, issuable in series, having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights as the board of directors of the Company may determine, and such rights and privileges, including dividend and voting rights, may be superior to those of the common shares. No preferred shares were issued and outstanding as of December 31, 2021 and 2020.

Warrant

In conjunction with the collaboration and license agreement with Bristol Myers Squibb, the Company entered into a warrant agreement with an affiliate of Bristol Myers Squibb pursuant to which the Company issued a warrant for total proceeds of $15.0 million on May 26, 2020. Upon closing of the IPO, the warrant was automatically exercised at the public offering price of $20.00 per share into 750,000 common shares of the Company.

Common Shares

The articles of continuance of the Company authorize an unlimited number of common shares, voting and participating, without par value.

Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote. The holders of common shares are entitled to receive dividends, as may be declared by the board of directors, if any. Through December 31, 2021, no cash dividends have been declared or paid.

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

On November 1, 2021, the Company completed a follow-on offering of 4,600,000 of its common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million payable by the Company.

11. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (“ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of January 1, 2022, the number of common shares that may be issued under the ESPP is 1,104,588.

The ESPP enables eligible employees to purchase common shares of the Company at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. At the end of each offering period, accumulated payroll deductions are used to purchase the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or suspend contributions to the ESPP. If the participant elects to withdraw during an offering, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. The ESPP purchases only whole shares of the Company’s shares. The Company’s first ESPP offering period began February 16, 2021 and ended on August 15, 2021, with a second offering period commencing on August 16, 2021. Subsequent offering periods will be on a rolling six-month basis.

The Company issued 9,943 common shares under the ESPP during the year ended December 31, 2021 at an average price per share of $28.46. Cash received from purchases under the ESPP for the year ended December 31, 2021 was $0.3 million. In February 2022, the Company issued 16,807 common shares under the ESPP at an average price per share of $12.71.

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value under the ESPP offering were as follows:

Year Ended December 31,
2021
Risk-free interest rate	0.05%
Expected term (in years)	0.50
Expected volatility	61.91%
Expected dividend yield	0.00%

The weighted average grant date fair value under the ESPP offering during the year ended December 31, 2021 was $10.94.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of stock options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of January 1, 2022, the number of common shares reserved for issuance under the 2020 Plan is 7,893,585.

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

Option Activity

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.80%	0.45%	1.94%
Expected term (in years)	6.00	6.07	6.10
Expected volatility	75.99%	72.26%	71.41%
Expected dividend yield	0.00%	0.00%	0.00%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $22.49, $11.73 and $1.27, respectively.

The following table summarizes the Company’s share option activity:

	2021
	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Intrinsic value (in thousands)
Outstanding, January 1	4,132,123	$6.39
Granted	1,645,416	$34.14
Exercised	(333,996)	$2.96
Forfeited	(120,952)	$25.26
Outstanding, December 31	5,322,591	$14.76	8.15	$55,722

Options exercisable, December 31	2,090,060	$6.28	7.47	$32,409
Options unvested, December 31	3,232,531	$20.24	8.59	$23,313

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those stock options that had an exercise price lower than the fair value of the Company’s common shares.

The aggregate intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $8.5 million, $5.7 million, and nil, respectively.

The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $7.4 million, $1.3 million and $0.3 million, respectively.

During the year ended December 31, 2021, an aggregate of 333,996 options were exercised at a weighted-average exercise price of $2.96 per share, for aggregate proceeds of $1.0 million. As a result, an amount of $0.6 million previously included in additional paid-in-capital related to the exercised options has been credited to common shares and deducted from additional paid-in-capital.

In January 2022, the Company granted an aggregate of 2,203,467 stock options to employees under the 2020 Plan, at a weighted average exercise price of $15.63 per share.

Share-Based Compensation

Share-based compensation expense for all awards was allocated as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Research and development	$5,681	$890	$250
General and administrative	7,148	1,647	261
Total share-based compensation expense	$12,829	$2,537	$511

Share-based compensation expense by type of award was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Stock options	$12,632	$2,537	$511
ESPP	197	-	-
Total share-based compensation expense	$12,829	$2,537	$511

As of December 31, 2021, there was $35.9 million of unrecognized share-based compensation expense related to unvested stock options. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average remaining vesting period of 2.1 years as of December 31, 2021.

12. Employee Savings Plan

The Company has offered our employees in the United States the ability to participate in a 401(k). The Company has also offered our employees in Canada the ability to participate in a registered retirement savings plan. As of January 1, 2021, the Company started making non-matching employer contributions into both of these plans on behalf of participants equal to 3% of their base salary. The Company has recorded an expense of $0.5 million in matching contributions for the year ended December 31, 2021.

13. Collaborations

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

In October 2021, the Company and Ono entered into an amendment to the Ono Agreement whereby the research term, as defined in the Ono Agreement, was extended by one year.

Under the terms of the Ono Agreement, the Company received non-refundable upfront payments of ¥900 million ($8.1 million), consisting of an initial upfront fee payment of ¥110 million ($1.0 million) and an initial upfront research service payment of ¥790 million ($7.1 million). Additionally, in connection with the research activities to be conducted pursuant to the Ono Agreement, the Company is eligible to receive additional research service payments of up to an aggregate of ¥750 million ($6.5 million) upon the occurrence of certain specified research triggers. The Company is also entitled to receive clinical, regulatory and commercial milestone payments of up to ¥17.21 billion ($149.5 million) in the aggregate, plus a tiered percentage royalty on annual net sales in Ono’s Territory ranging from high-single digits to low teens, subject to certain specified reductions. All future milestone payments and royalties are payable in U.S. dollars after conversion from Japanese yen at the then applicable rate. Additionally, upon election by Ono to collaborate on the proposed product candidate, Ono shall be responsible for a specified percentage of research and development costs for the IND-enabling studies of the selected product candidate.

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

The Company determined that the transaction price at the onset of the arrangement is the total upfront payments received in the aggregate amount of $8.1 million which is recorded as deferred revenue. The future milestone payments represent variable consideration that is fully constrained at inception of the arrangement as the achievement of the milestone events are highly uncertain. The Company will reevaluate the likelihood of achievement of the milestones at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price. In October 2021, upon the occurrence of a specified research trigger, the Company became eligible to receive a portion, amounting to ¥100 million ($0.9 million), of the research service payments provided for in the Ono Agreement. This amount was received in November 2021 and has been added to the transaction price as the consideration was no longer constrained. Should a product candidate be presented for selection in 2022, the Company would be entitled to receive ¥450 million (approximately $3.9 million).

As of December 31, 2021 there was $9.0 million classified as current deferred revenue related to the Ono Agreement as the Company considers the completion of its performance obligation under the Ono Agreement as probable as the Company anticipates advancement of a clinical candidate and initiation of IND-enabling studies in the first half of 2022. As of December 31, 2020 there was $8.1 million classified as non-current revenue in the consolidated balance sheet.

Bristol Myers Squibb

In May 2020, the Company entered into a collaboration and license agreement (the "BMS Agreement") with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), pursuant to which the Company and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. The Company is providing Bristol Myers Squibb access to a selected number of its existing screening campaigns and novel campaigns. The Company is responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol Myers Squibb, in accordance with a mutually agreed upon research plan and will be solely responsible for such costs. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. Upon Bristol Myers Squibb’s election to exercise its option to obtain exclusive worldwide licenses for the subsequent development, manufacturing and commercialization of a program, Bristol Myers Squibb will then be solely responsible for all such worldwide activities and costs.

The BMS Agreement was subsequently amended in July, September and November 2020 to include additional campaigns to the list of existing campaigns from which Bristol Myers Squibb may select campaigns under the agreement and to enable unblinding of a Bristol Myers Squibb alliance manager in order to streamline the collaboration and selection process.

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

On a program-by-program basis, prior to the earlier of such program ceasing to be included under the BMS Agreement and expiration of the last to expire royalty term for such program, the Company, alone and with third parties, is prohibited from researching, developing, manufacturing and commercializing products that are directed to the applicable target for such program.

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

The collaboration term will expire 42 months after the effective date of the agreement. The BMS Agreement will expire, assuming that Bristol Myers Squibb has exercised at least one option for a program, on a licensed product-by-licensed product and country-by-country basis on expiration of the applicable royalty term and in its entirety upon expiration of the last royalty term. Either party may terminate earlier upon an uncured material breach of the BMS agreement by the other party, or the insolvency of the other party. Additionally, Bristol Myers Squibb may terminate the BMS Agreement for any or no reason on a program-by-program basis upon specified written notice.

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

The Company determined that the transaction price at the onset of the BMS Agreement is the total non-refundable upfront payment received of $50.0 million. Additional consideration is to be paid to the Company upon the exercise of options to license targets and future milestone payments. The Company utilized the most likely method approach and concluded that these amounts were constrained as they represent option fees and milestone payments that can only be achieved subsequent to option exercises. As such, the Company excluded this additional consideration from the transaction price.

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

Performance obligation	Transaction price
(in thousands)
Research activities	$6,405
Options to license druggable targets	31,148
Options to license undruggable targets	12,447
Total transaction price	$50,000

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

During the years ended December 31, 2021, 2020 and 2019, the Company recognized $1.1 million, $0.1 million and nil, respectively, as revenue associated with the BMS Agreement in relation to research activities performed.

In October 2021, the Company received notification from Bristol Myers Squibb of their option exercise for two druggable targets directed at a single synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, the Company recognized $6.5 million as revenue in the year ended December 31, 2021 with regards to the achievement of the performance obligation from Bristol Meyers Squibb and the related option fees received. No amounts were recognized in the years ended December 31, 2020 and 2019.

As of December 31, 2021, there was $42.5 million (December 31, 2020 - $49.9 million) of deferred revenue related to the BMS Agreement, of which $2.9 million (December 31, 2020 - $2.1 million) was classified as current and $39.6 million (December 31, 2020 - $47.8 million) as non-current in the consolidated balance sheet based on the period the services are expected to be performed.

In conjunction with entry into the BMS Agreement, the Company entered into a warrant agreement with an affiliate of Bristol Myers Squibb pursuant to which the Company issued a warrant for total proceeds of $15.0 million. Upon closing of the IPO, this warrant was automatically exercised into 750,000 common shares of the Company. The Company evaluated whether the warrant should be treated as a separate agreement or a single arrangement with the BMS Agreement. Although the warrant agreement was negotiated concurrently with the BMS Agreement, the warrant was issued at fair value. Accordingly, the Company accounted for the warrant agreement separately from the BMS Agreement.

14. Income Taxes

Loss before the provision for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Canada	$(110,433)	$(55,446)	$(27,355)
Foreign	$1,847	$704	$334
Loss before provision for income taxes	$(108,586)	$(54,742)	$(27,021)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current income tax provision - foreign	$530	$(45)	$327
Deferred income tax benefit - foreign	(2,208)	(1,280)	(132)
Total provision for income taxes	$(1,678)	$(1,325)	$195

A reconciliation between tax expense and the product of accounting income multiplied by the statutory income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Loss before income taxes	$(108,586)	$(54,742)	$(27,021)
Income tax at statutory rate	26.5%	26.5%	26.5%
Computed income tax recovery	(28,775)	(14,507)	(7,160)
Effect on income tax resulting from:
Federal investment tax credit	(4,093)	(2,347)	(985)
Accounting charges not deductible for tax purposes	1,078	1,088	143
Equity compensation	2,220	(742)	134
Other	644	(306)	(16)
Change in valuation allowance	27,248	15,489	8,079
Tax (benefit) expense	$(1,678)	$(1,325)	$195

The Company's applicable statutory tax rate is the Canadian combined rate applicable in the jurisdictions in which the Company operates.

During the year ended December 31, 2020, the Company applied operating loss carryforwards to offset taxable income in Canada, arising primarily from the upfront payment received from the collaboration agreement with Bristol Myers Squibb.

As of December 31, 2021, the Company had tax losses of approximately $113.6 million, which are available to offset future taxable income in Canada. The Company has not recognized the tax benefit of these losses. These losses expire as follows:

(in thousands)
2041	$94,231
2040	—
2039	11,394
2038	7,052
2037	883
Total	$113,560

As of December 31, 2021, the Company had Scientific Research and Experimental Development (“SR&ED”) expenditures of approximately $40.2 million for Canadian federal and Québec purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carryforward period. SR&ED expenditures are subject to verification by the tax authorities and, accordingly, the amounts may vary.

As of December 31, 2021, the Company had non-refundable Canadian federal investment tax credits of approximately $6.5 million, which may be utilized to reduce Canadian federal income taxes payable. The Company has not recognized the tax benefits related to the non-refundable investment tax credits. The investment tax credits expire as follows:

(in thousands)
2041	$2,217
2040	1,702
2039	1,362
2038	776
2037	455
2036	24
Total	$6,536

As of December 31, 2021, the Company had U.S. federal research and development credit carryforwards of approximately $1.5 million, which begin to expire in 2041. As of December 31, 2021, the Company also had U.S. state research and development credit carryforwards of approximately $0.3 million, which expire in 2036.

The Company’s deferred tax assets as of December 31, 2021 and 2020 consisted of the following:

	2021	2020
	(in thousands)
Net operating loss carryforwards	$30,093	$5,087
Net research and development expenditures	10,656	7,478
Share issuance costs	3,538	4,506
Net federal investment tax credits	4,805	3,181
U.S. research and development tax credits	1,775	961
Tax basis of property and equipment in excess of carrying values	—	(86)
Operating lease right-of-use assets	(1,995)	(1,240)
Operating lease liability	1,950	1,063
Accrued expense and other liabilities	760	345
Deferred revenue	13,656	15,372
Share-based compensation	988	103
Total deferred tax assets	66,226	36,770
Valuation allowance	(62,606)	(35,358)
Net deferred tax assets	$3,620	$1,412

The Company files income tax returns in Canada and in the United States. In the normal course of business, the Company could be subject to examination by federal and provincial or state jurisdictions, where applicable. There are currently no pending tax examinations. The Company may be subject to tax examination for 2017, 2018, 2019, 2020 and 2021 due to unexpired statute of limitation periods.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021 and 2020, no uncertain tax positions have been recorded in the consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2021 and 2020, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

15. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to common shareholders	$(106,908)	$(53,417)	$(27,216)
Net loss attributable to common shareholders—basic and diluted	$(106,908)	$(53,417)	$(27,216)
Denominator:
Weighted-average number of common shares outstanding— basic and diluted	37,818,115	20,045,602	1,528,374
Net loss per share attributable to common shareholders— basic and diluted	$(2.83)	$(2.66)	$(17.81)

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

	Year Ended December 31,
	2021	2020	2019
Series A preferred shares	—	—	11,090,135
Series B preferred shares	—	—	10,468,258
Options to purchase common shares	5,322,591	4,132,123	3,505,119

16. Government Assistance

The Company incurred research and development expenditures which are eligible for refundable investment tax credits. The refundable investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures in the amounts of $1.1 million, $0.9 million and $0.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

17. Commitments and Contingencies

The following table summarizes the Company’s commitments to settle contractual obligations at December 31, 2021, other than leases which are recognized as operating lease liabilities in the consolidated balance sheet.

Year Ending December 31,
(in thousands)
2022	$2,449
2023	2,333
2024	2,349
2025	33
2026	49
Following years	32
Total	$7,245

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Collaboration and Research Agreements

Collaboration and research agreement obligations primarily relate to a strategic collaboration agreement that was entered into with the University of Texas M. D. Anderson Cancer Center (“MDACC”) in March 2020. The collaboration consists of preclinical studies and clinical trials designed by the Company and MDACC with the research to be completed by MDACC. The Company has agreed to commit $10.0 million in funding for various studies over a period of five years, of which $3.0 million was paid as of December 31, 2021.

Purchase and Other Obligations

In the normal course of business, the Company enters into contracts with Contract Research Organizations (“CROs”) and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and provide for termination on 30 to 90 days’ prior written notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2021.

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

The Company has further entered into license agreements under which it is obligated to make milestone and royalty payments and incur annual maintenance fees. The future milestone or royalty payments under these agreements have not been included in the table above since the payment obligations are contingent upon future events, such as achieving certain clinical and commercial milestones or generating product sales. As of December 31, 2021, the Company is unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales (see Note 7).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in these consolidated financial statements as at December 31, 2021.

18. Currency Risk

The Company is exposed to the financial risk related to the fluctuation of foreign exchange rates and the degree of volatility of those rates. The foreign currency risk is limited to the portion of the Company’s business transactions denominated in currency other than U.S. dollars.

The Company incurs a portion of its expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the currency exchange rates between the U.S. dollars relative to the Canadian dollar could have a significant effect on the Company’s consolidated results of operations, financial position, or cash flows. The Company does not enter into arrangements to hedge its currency risk exposure, although it maintains expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge.

The Company is exposed to currency risk through its cash, research and development tax credits receivable, other receivables, accounts payable, accrued expenses and other current liabilities, as well as right-of-use lease liabilities denominated in Canadian dollars as follows:

	December 31,
	2021	2020
	(in thousands)
Cash	$3,583	$1,715
Restricted cash	—	270
Research and development tax credits receivable	3,261	2,559
Other receivables	745	5,228
Accounts payable	(665)	(1,322)
Accrued expenses and other current liabilities	(2,116)	(2,722)
Lease liabilities	(5,564)	(4,847)
Net financial position exposure	$(756)	$881

Based on the above net exposure at December 31, 2021, and assuming that all other variables remain constant, a 10% depreciation of the U.S. dollar against the Canadian dollar would result in an increase of $0.1 million in the Company’s net loss for the year ended December 31, 2021.

The Company is also exposed to currency risk through the Ono Agreement as future payments receivable under its collaboration with Ono, if any, are denominated in Japanese yen.
19. Related Parties

Details of transactions between the Company and other related parties are disclosed below and in other notes according to the nature of the transactions. All transactions are measured at the exchange amount, which is the amount of consideration determined and agreed to by the related parties.

For the year ended December 31, 2019, the Company recorded expenses of $1.3 million for research services and rent paid by the Company to entities affiliated with a shareholder. No expense was recorded for the years ended December 31, 2021 and 2020. As of December 31, 2021 and 2020, there was no balances recorded in accounts payable and accrued expense and other current liabilities owed to entities affiliated with a shareholder.

20. Geographic Information

The Company’s property and equipment, net by location was as follows:

	December 31,
	2021	2020
	(in thousands)
Canada	$3,675	$3,845
United States	1,929	103
Total property and equipment, net	$5,604	$3,948

The Company’s right-of-use assets by location were as follows:

	December 31,
	2021	2020
	(in thousands)
Canada	$4,939	$4,483
United States	2,552	191
Total right-of-use assets, net	$7,491	$4,674

The Company's revenue of $7.6 million, $0.1 million and nil for the years ended December 31, 2021, 2020 and 2019, respectively, were generated by the Canadian parent company with a customer located in the United States.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, no evaluation of controls and procedures can provide absolute assurance that all control issues and misstatements due to error or fraud may occur and not be, if any, have been detected.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, who has issued an attestation report on such audit, which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified that occurred during the last fiscal quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repare Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Repare Therapeutics Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Repare Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred shares and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”), and our report dated March 1, 2022, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that [1] pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; [2] provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and [3] provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Montréal, Canada

March 1, 2022

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information about Our Board of Directors” and “Information about Our Executive Officers”, “Corporate Governance, “Corporate Governance – Code of Business Conduct and Ethics”, “Delinquent Section 16(a) Reports”, and “Corporate Governance – Committees of the Board of Directors” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2022 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after December 31, 2021.

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

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

4.1	Form of Common Share Certificate of the registrant.	S-1	333-238822	4.1	June 15, 2020

4.2	Amended and Restated Registration Rights Agreement, by and among the registrant and certain of its shareholders, dated September 3, 2019.	S-1	333-238822	4.2	May 29, 2020

4.3	Warrant Agreement by and between the registrant and BMS Strategic Portfolio Investments Holdings, Inc., dated May 26, 2020.	S-1	333-238822	4.3	May 29, 2020

4.4	Description of Registrant’s Securities.	10-K	001-39335	4.4	March 4, 2021

10.1+	Repare Therapeutics Inc. Amended and Restated Option Plan.	S-1	333-238822	10.1	May 29, 2020

10.2+	Form of Option Agreement under the Repare Therapeutics Inc. Amended and Restated Option Plan.	S-1	333-238822	10.2	May 29, 2020

10.3+	Form of 2020 Equity Incentive Plan.	S-1	333-238822	10.3	June 15, 2020

10.4+	Form of Share Option Grant Notice and Share Option Agreement under the 2020 Equity Incentive Plan.	S-1	333-238822	10.4	June 15, 2020

10.5+	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2020 Equity Incentive Plan.	S-1	333-238822	10.5	June 15, 2020

10.6+	Form of 2020 Employee Share Purchase Plan.	S-1	333-238822	10.6	June 15, 2020

10.7+	Form of Indemnity Agreement by and between the registrant and its directors and officers.	S-1	333-238822	10.7	June 15, 2020

10.8+	Employment Agreement between the registrant and Lloyd M. Segal, dated June 12, 2020.	S-1	333-238822	10.8	June 15, 2020

10.9+	Employment Agreement between the registrant and Michael Zinda, dated June 12, 2020.	S-1	333-238822	10.9	June 15, 2020

10.10	Employment Agreement between the registrant and Maria Koehler, dated June 12, 2020.	S-1	333-238822	10.10	June 15, 2020

10.11*	Employment Agreement between the registrant and Steve Forte, dated June 12, 2020

10.12++	Lease by and between CIG III Technoparc Nominee Inc. and Pharmascience Inc., dated May 15, 2014, as amended November 24, 2016 and November 25, 2019.	S-1	333-238822	10.12	May 29, 2020

10.13++	Lease Assignment Agreement by and between the registrant and Pharmascience Inc., dated June 7, 2017.	S-1	333-238822	10.13	May 29, 2020

10.14++	Lease Agreement by and between the registrant and NEOMED Institute, dated November 26, 2019, as amended June 5, 2020.	S-1	333-238822	10.14	June 15, 2020

10.15†	Research Services, License and Collaboration Agreement by and between the registrant and Ono Pharmaceutical Co., Ltd., dated January 31, 2019.	S-1	333-238822	10.15	May 29, 2020

10.16†	Amended and Restated License Agreement by and between the registrant and New York University, dated July 9, 2018.	S-1	333-238822	10.16	May 29, 2020

10.17†	Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated May 26, 2020.	S-1	333-238822	10.17	May 29, 2020

10.18†	First Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated July 22, 2020.	10-Q	001-39335	10.1	August 13, 2020

10.19	Second Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated September 24, 2020.	10-Q	333-238822	10.1	November 12, 2020

10.20	Second Amendment to Lease Agreement by and between the registrant, the registrant and NEOMED Institute, dated June 11, 2020.	10-Q	333-238822	10.2	November 12, 2020

10.21†	Third Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated November 20, 2020.	10-K	001-39335	10.20	March 4, 2021

10.22++	Addendum to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 1, 2021.	10-Q	001-39335	10.1	August 12, 2021

10.23++	Third Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 1, 2021.	10-Q	001-39335	10.2	August 12, 2021

10.24	Fourth Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and The Manufacturers Life Insurance Company, dated June 22, 2021.	10-Q	001-39335	10.3	August 12, 2021

10.25++	Lease Agreement by and between the registrant, Repare Therapeutics Inc. and RREEF America REIT II Corp. PPP , dated July 31, 2021.	10-Q	001-39335	10.4	August 12, 2021

10.26	First Amendment to Research Services, License and Collaboration Agreement by and between the registrant and Ono Pharmaceutical Co., Ltd., dated October 29, 2021.	10-Q	001-39335	10.1	August 12, 2021

10.27*	Fifth Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and The Manufacturers Life Insurance Company, dated January 17, 2022.

10.28*	Commencement Date Memorandum to the Lease Agreement by and between the registrant, Repare Therapeutics Inc. and RREF America REIT II Corp. PPP, dated February 25, 2022.

21.1	Subsidiaries of the registrant.	S-1	333-238822	21.1	May 29, 2020

23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

REPARE THERAPEUTICS INC.

Date: March 1, 2022	By:	/s/ Lloyd M. Segal
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

Name	Title	Date

/s/ Lloyd M. Segal	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2022
Lloyd M. Segal

/s/ Steve Forte	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 1, 2022
Steve Forte

/s/ Thomas Civik	Chair of the Board of Directors	March 1, 2022
Thomas Civik

/s/ David Bonita, M.D.	Director	March 1, 2022
David Bonita, M.D.

/s/ Jerel Davis, Ph.D.	Director	March 1, 2022
Jerel Davis, Ph.D.

/s/ Todd Foley	Director	March 1, 2022
Todd Foley

/s/ Samarth Kulkarni, Ph.D.	Director	March 1, 2022
Samarth Kulkarni, Ph.D.

/s/ Briggs Morrison, M.D.	Director	March 1, 2022
Briggs Morrison, M.D.

/s/ Ann D. Rhoads	Director	March 1, 2022
Ann D. Rhoads

/s/ Carol A. Schafer	Director	March 1, 2022
Carol A. Schafer