Form 10-Q
period 2022-03-31
Repare Therapeutics Inc.
filed 2022-05-05
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 5, 2022, there were 41,894,235 shares of the registrant’s common stock, no par value per share, outstanding.

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
•
our ability to obtain regulatory approval of RP-3500 (also known as camonsertib), RP-6306 and any of our current and future product candidates that we develop;
•
our ability to identify and develop additional product candidates using our SNIPRx platform;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency or pandemic, such as the coronavirus disease, or COVID-19 pandemic;
•
the evolving impact of the COVID-19 pandemic and any variants on our operations, the continuity of our business, including our preclinical studies and clinical trials, supply chains, general economic conditions and our ability to raise additional capital;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of March 31,	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$305,136	$334,427
Marketable securities	6,528	7,439
Research and development tax credits receivable	2,986	2,580
Other receivables	663	654
Prepaid expenses	3,915	6,314
Total current assets	319,228	351,414
Property and equipment, net	5,397	5,604
Operating lease right-of-use assets	7,003	7,491
Other assets	586	586
Deferred tax assets	4,935	3,620
TOTAL ASSETS	$337,149	$368,715
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,546	$2,302
Accrued expenses and other current liabilities	16,936	18,622
Operating lease liability, current portion	1,857	1,721
Deferred revenue, current portion	11,874	11,921
Income tax payable	1,870	523
Total current liabilities	34,083	35,089
Operating lease liability, net of current portion	5,154	5,592
Deferred revenue, net of current portion	39,252	39,613
TOTAL LIABILITIES	78,489	80,294
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of March 31, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding as of March 31, 2022, and December 31, 2021, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of March 31, 2022 and December 31, 2021; 41,879,204 and 41,850,162 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	481,048	480,699
Additional paid-in capital	22,635	17,988
Accumulated deficit	(245,023)	(210,266)
Total shareholders’ equity	258,660	288,421
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$337,149	$368,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Collaboration agreements	$408	$166
Operating expenses:
Research and development, net of tax credits	26,458	16,509
General and administrative	8,779	5,237
Total operating expenses	35,237	21,746
Loss from operations	(34,829)	(21,580)
Other income, net
Realized and unrealized loss on foreign exchange	(17)	(31)
Interest income	129	64
Other expense	(8)	(7)
Total other income, net	104	26
Loss before income taxes	(34,725)	(21,554)
Income tax recovery (expense)	(32)	137
Net loss and comprehensive loss	$(34,757)	$(21,417)
Net loss attributable to common shareholders—basic and diluted	$(34,757)	$(21,417)
Net loss per share attributable to common shareholders—basic and diluted	$(0.83)	$(0.58)
Weighted-average common shares outstanding—basic and diluted	41,861,613	36,916,734

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2020	36,902,924	$384,313	$5,875	$(103,358)	$286,830
Exercise of stock options	87,786	297	(114)	—	183
Share-based compensation expense	—	—	2,057	—	2,057
Net loss and comprehensive loss	—	—	—	(21,417)	(21,417)
Balance, March 31, 2021	36,990,710	$384,610	$7,818	$(124,775)	$267,653

Balance, December 31, 2021	41,850,162	$480,699	$17,988	$(210,266)	$288,421
Exercise of stock options	12,235	46	(18)	—	28
Share-based compensation expense	—	—	4,755	—	4,755
Issuance of common shares under the 2020 Employee Share Purchase Plan	16,807	303	(90)	—	213
Net loss and comprehensive loss	—	—	—	(34,757)	(34,757)
Balance, March 31, 2022	41,879,204	$481,048	$22,635	$(245,023)	$258,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss and comprehensive loss for the period	$(34,757)	$(21,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,755	2,057
Depreciation expense	516	322
Non-cash lease expense	544	371
Foreign exchange gain	(40)	(41)
Amortization of premiums on marketable securities	21	29
Deferred tax	(1,315)	(174)
Changes in operating assets and liabilities:
Prepaid expenses	2,399	2,796
Research and development tax credits receivable	(399)	(238)
Other receivables	(5)	1,017
Accounts payable	(772)	1,201
Accrued expenses and other current liabilities	(1,487)	253
Operating lease liability, current portion	153	(135)
Income tax payable	1,347	12
Operating lease liability, net of current portion	(558)	(114)
Deferred revenue	(408)	(166)
Net cash used in operating activities	(30,006)	(14,227)
Cash Flows From Investing Activities:
Purchases of property and equipment	(487)	(772)
Proceeds from maturities of marketable securities	2,650	—
Purchase of marketable securities	(1,760)	—
Net cash provided by (used in) investing activities	403	(772)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	28	183
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	213	—
Net cash provided by financing activities	241	183
Effect of exchange rate fluctuations on cash held	71	34
Net Decrease In Cash And Cash Equivalents And Restricted Cash	(29,291)	(14,782)
Cash and cash equivalents and restricted cash at beginning of period	334,427	326,396
Cash and cash equivalents and restricted cash at end of period	$305,136	$311,614

Reconciliation Of Cash And Cash Equivalents And Restricted Cash
Cash and cash equivalents	$305,136	$311,399
Restricted cash	—	215
Total cash and cash equivalents and restricted cash	$305,136	$311,614

Supplemental Disclosure Of Cash Flow Information:
Property and equipment purchases incurred but not yet paid	$1,541	$286
Right-of-use asset obtained in exchange for new operating lease liability	$56	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

REPARE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollars, unless otherwise specified)

1. Organization and Nature of Business

Repare Therapeutics Inc. (“Repare” or the “Company”) is a precision medicine oncology company focused on the development of synthetic lethality-based therapies to patients with cancer. The Company was incorporated under the Canada Business Corporations Act on September 6, 2016. On June 23, 2020, immediately prior to the completion of its initial public offering (the “IPO”), the Company was continued as a corporation under the Business Corporations Act (Québec). The Company’s shares are listed on the Nasdaq Global Select Market under the ticker symbol “RPTX”.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2022, the consolidated results of its operations for the three months ended March 31, 2022 and 2021, its statements of shareholders’ equity for the three months ended March 31, 2022 and 2021 and its consolidated cash flows for the three months ended March 31, 2022 and 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2021 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report. Since the date of the audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report, there have been no changes to its significant accounting policies.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of March 31, 2022 and December 31, 2021:

Description	Financial Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)
As of March 31, 2022
Assets
Cash equivalents
Money market funds	$3,456	$3,456	$—	$—
Marketable securities
U.S. Treasury notes	6,528	6,528	—	—
Total financial assets	$9,984	$9,984	$—	$—

As of December 31, 2021
Assets
Cash equivalents
Money market funds	$2,535	$2,535	$—	$—
Marketable securities
U.S. Treasury notes	7,439	7,439	—	—
Total financial assets	$9,974	$9,974	$—	$—

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

During the three months ended March 31, 2022, there were no transfers between fair value measure levels.

4. Cash and Cash Equivalents and Marketable Securities

As of March 31, 2022 and December 31, 2021, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2022
Money market funds included in cash and cash equivalents	$3,456	$—	$—	$3,456
Marketable securities:
U.S. Treasury notes	6,528	—	—	6,528
Total	$9,984	$—	$—	$9,984

As of December 31, 2021
Money market funds included in cash and cash equivalents	$2,535	$—	$—	$2,535
Marketable securities:
U.S. Treasury notes	7,439	—	—	7,439
Total	$9,974	$—	$—	$9,974

The amortized cost of marketable securities at March 31, 2022 is equal to their fair value. Accordingly, no unrealized gains or losses were recognized in the three months ended March 31, 2022 and 2021.

The maturities of the Company’s money market funds included in cash and cash equivalents, and marketable securities is less than one year.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$2,068	$4,867
Accrued research and development expense	11,784	11,272
Accrued professional services	1,236	387
Accrued property and equipment purchases	1,520	1,719
Other	328	377
Total accrued expenses and other current liabilities	$16,936	$18,622

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

The Company recognized $0.4 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively, as revenue associated with the BMS Agreement in relation to research activities performed.

In October 2021, the Company received notification from Bristol Myers Squibb of their option exercise for two druggable targets directed at a single synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, the Company recognized $6.5 million as revenue in the fourth quarter of 2021 with regards to the achievement of the performance obligation from Bristol Myers Squibb and the related option fees received. No amounts were recognized in the three months ended March 31, 2022 and 2021.

As of March 31, 2022, there was $42.2 million (December 31, 2021 - $42.5 million) of deferred revenue related to the BMS Agreement, of which $2.9 million (December 31, 2021 - $2.9 million) was classified as current and $39.3 million (December 31, 2021 - $39.6 million) was classified as non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

7. Leases

The Company has historically entered into lease arrangements for its facilities. As of March 31, 2022, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating Leases
Lease Costs
Operating lease costs	$615	$419
Short-term lease costs	8	3
Variable lease costs	67	56
Total lease costs	$690	$478

	Three Months Ended March 31,
	2022	2021
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$475	$299
Right-of-use assets obtained in exchange for new operating lease liability	$56	$—
Weighted-average remaining lease term (in years)	3.16	4.00
Weighted-average discount rate	4.0%	5.0%

8. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of March 31, 2022, the number of common shares that may be issued under the ESPP is 1,087,781.

The ESPP enables eligible employees to purchase common shares of the Company at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. At the end of each offering period, accumulated payroll deductions are used to purchase the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or suspend contributions to the ESPP. If the participant elects to withdraw during an offering, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. The ESPP purchases only whole shares of the Company’s shares. The Company’s first ESPP offering period began February 16, 2021 and ended on August 15, 2021, with subsequent offering periods on a rolling six-month basis.

The Company issued 16,807 common shares under the ESPP during the three months ended March 31, 2022 at an average price per share of $12.71. Cash received from purchases under the ESPP for the three months ended March 31, 2021 was $0.2 million.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of share options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased granting awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to grant equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for the issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2022, the number of common shares reserved for issuance under the 2020 Plan is 7,901,050.

Total outstanding stock options as of March 31, 2022 was as follows:

	2022
	Number of shares	Weighted average exercise price
Outstanding at beginning of period	5,322,591	$14.76
Granted	2,233,467	$15.61
Exercised	(12,235)	$2.34
Cancelled or forfeited	(68,953)	$18.98
Outstanding at end of period	7,474,870	$15.00

In April 2022, the Company granted an aggregate of 118,100 stock options to employees under the 2020 Plan, at a weighted average exercise price of $11.84 per share.

During the three months ended March 31, 2022, an aggregate of 12,235 options were exercised at a weighted-average exercise price of $2.34 per share, for aggregate proceeds of $0.03 million. As a result, an amount of $0.02 million previously included in additional paid-in capital related to the exercised options has been credited to common shares and deducted from additional paid-in capital.

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2022	2021

Risk-free interest rate	1.73%	0.67%
Expected terms (in years)	6.08	6.08
Expected volatility	78.47%	75.41%
Expected dividend yield	0.00%	0.00%

Share-Based Compensation

Share-based compensation expense was allocated as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$2,311	$987
General and administrative	2,444	1,070
Total share-based compensation expense	$4,755	$2,057

Share-based compensation expense by type of award was as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Stock options	$4,712	$2,026
ESPP	43	31
Total share-based compensation expense	$4,755	$2,057

As of March 31, 2022, there was $53.1 million of unrecognized share-based compensation expense related to unvested stock options to be recognized over a weighted average period of 2.4 years.

9. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common shareholders	$(34,757)	$(21,417)
Net loss attributable to common shareholders—basic and diluted	$(34,757)	$(21,417)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	41,861,613	36,916,734
Net loss per share attributable to common shareholders—basic and diluted	$(0.83)	$(0.58)

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

	Three Months Ended March 31,
	2022	2021
Options to purchase common shares	7,474,870	5,175,235

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2021 included in our Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our lead product candidate, RP-3500, a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase). In July 2020, we began dosing patients in our Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of RP-3500 in advanced solid tumors and, in August 2021, we began dosing patients in our Phase 1b/2 ATTACC clinical trial of RP-3500 to evaluate the safety and efficacy of RP-3500 in combination with approved poly (ADP-ribose) polymerase, or PARP, inhibitors, olaparib and niraparib, in patients with molecularly selected cancers. In April 2021, we initiated our Phase 1 MYTHIC clinical trial for RP-6306, our PKMYT1 (Protein Kinase Membrane-associated tYrosine- and Threonine- specific cdc-2 inhibitory kinase) SL inhibitor, in advanced solid tumors. In December 2021, we enrolled the first patient in our Phase 1 MAGNETIC clinical trial to evaluate the safety and tolerability of RP-6306 in combination with gemcitabine and, in January 2022, we initiated patient recruitment in our MINOTAUR clinical trial to evaluate the safety and tolerability of RP-6306 in combination with folfiri. In addition, in May 2022, we initiated patient recruitment in a new arm of our Phase 1 MYTHIC clinical trial designed to evaluate the safety and tolerability of RP-6306 in combination with RP-3500 in patients with advanced solid tumors.

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. On November 1, 2021, we completed a follow-on offering, or the 2021 Offering, whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of March 31, 2022, we had cash and cash equivalents and marketable securities on hand of $311.7 million.

Since inception, we have incurred significant operating losses. Our net losses were $106.9 million and $53.4 million for the years ended December 31, 2021 and 2020, respectively, and $34.8 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $245.0 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including RP-3500 and RP-6306, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration agreements.

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

As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic continues to have a modest impact on our business operations. We have and continue to undertake considerable efforts to mitigate the various problems created by this crisis, including (i) delays or difficulties in enrolling and retaining patients in our ongoing and planned clinical trials, including patients that may not be able or willing to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services; (ii) delays or difficulties in clinical site initiation, including difficulties in recruiting and retaining clinical site investigators and clinical site staff; (iii) diversion or prioritization of healthcare resources away from the conduct of clinical trials and towards the COVID-19 pandemic, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, and because, who, as healthcare providers, may have heightened exposure to COVID-19 and adversely impact our clinical trial operations; (iv) interruption of our ongoing and future clinical supply chain or key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state/provincial or municipal governments, employers and others, including supply chain interruptions caused by ongoing restrictions in China; and (v) limitations in employee resources that would otherwise be focused on the conduct of our ongoing and planned clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

Recent Developments

•
Announced updated clinical data from the ongoing Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of camonsertib, a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific synthetic-lethal genomic alterations including those in the ATM gene (Ataxia-Telangiectasia mutated kinase) at the 2022 AACR Annual Meeting.
•
Updated data showed camonsertib monotherapy continues to appear safe and well tolerated. Expectedly, Grade 1-2 anemia was the most common treatment-related adverse event and was well controlled in patients. Only 24.2% of all patients in the 3 days on 4 days off schedule experienced Grade 3 anemia, and none experienced Grade 4 anemia.
•
Camonsertib monotherapy resulted in durable clinical benefit across tumor types and genomic alterations. Overall clinical benefit rate (CBR) for all patients was 43%, and 47% in patients after PARP inhibitor (PARPi) failure.
•
Promising results were observed particularly in patients with advanced ovarian cancer (n = 20). 90% of evaluated patients had prior PARPi failure, and 85% of evaluated patients were platinum resistant. In these patients, overall response (OR) was 25%, including one complete response (CR), three partial responses (PR) as determined by RECIST 1.1 criteria, and one durable and ongoing CA125 response. CBR was 75% and median progression-free survival (mPFS) was 35 weeks.

•
Clinical benefit was also observed in patients with tumors harboring BRCA1 and BRCA2 genomic alterations, as predicted by SNIPRx. In patients with BRCA1/2 mutated tumors (n = 37), ORR was 14% and included two patients with ovarian cancer, and one each with breast cancer, head and neck squamous cell carcinoma, and melanoma. CBR was 43% with a mPFS of 15 weeks in the BRCA1/2 population; in patients specifically with BRCA1 mutations, the CBR was 48%.
•
In patients with ATM loss-of-function (LOF) tumors (n = 34), ORR was 9% including one RECIST 1.1 confirmed/unconfirmed response, and two prostate specific antigen (cPSA) responses. CBR in patients with ATM LOF was 44%, with mPFS of 17 weeks.
•
New sequencing data demonstrated biallelic gene LOF, an emerging biomarker for synthetic lethal therapies, can potentially be leveraged to further enrich for patients most likely to benefit from camonsertib. CBR in patients with biallelic LOF was significantly higher (47%) compared to the CBR in patients with non-biallelic tumors (15%).
•
A poster presentation, titled "Circulating tumor DNA (ctDNA) determinants of improved outcomes in patients (pts) with advanced solid tumors receiving the ataxia telangiectasia and Rad3-related inhibitor (ATRi), RP-3500, in the phase 1/2a TRESR trial (NCT04497116)" (abstract #367586) will be presented at the 2022 ASCO Annual meeting in June.
•
Announced camonsertib dose selection Phase 1 monotherapy safety data from the Phase 1/2 TRESR Trial at the 2022 ESMO Targeted Anticancer Therapies Congress
•
This comprehensive safety analysis from three monotherapy dosing schedules of camonsertib at therapeutic doses confirmed the acceptable tolerability of the recommended phase 2 dose (160mg 3 days/4 days off).
•
Anemia was the most common reported toxicity with less than 25% of patients experiencing grade 3 toxicities.
•
A dose modification plan that includes 2 alternative dosing schedules was established to mitigate the on-target toxicity of anemia and maintain patients on a camonsertib dosing schedule that targets antitumor activity.
•
A nomogram, based on cycle 1 assessment of toxicities, is being prospectively evaluated to identify patients at increased risk of anemia and inform early intervention.
•
Announced publication of preclinical data in Nature demonstrating the potential of PKMYT1 inhibitor RP-6306 in tumors with CCNE1 amplification
•
In April 2022, we announced that preclinical data demonstrating inhibition of CCNE1-amplified tumor growth in vivo by selective inhibition of PKMYT1 using RP-6306, a first-in-class small molecule candidate targeting PKMYT1, were published in Nature.
•
SNIPRx®, our proprietary, genome-wide, CRISPR-based screening approach, was used to uncover CCNE1 amplification as synthetic lethal to PKMYT1 inhibition. Data show PKMYT1 inhibition is a promising therapeutic target in CCNE1-amplified cancers.
•
Phase 1 clinical trials are currently evaluating RP-6306 as a monotherapy (MYTHIC) as well as in combination with gemcitabine (MAGNETIC) for the treatment of molecularly selected advanced solid tumors. We recently initiated an additional Phase 1 (MINOTAUR) clinical trial of RP-6306 in combination with FOLFIRI also for the treatment of molecularly selected advanced solid tumors.
•
Initiated patient enrollment in a new arm of our Phase 1 MYTHIC clinical trial designed to evaluate the safety and tolerability of RP-6306 in combination with camonsertib in patients with advanced solid tumors
•
Appointed Philip Herman to Executive Leadership Team as EVP, Commercial & New Product Development
•
In January 2022, we appointed Philip Herman as EVP, Commercial & New Product Development. Mr. Herman was most recently Chief Commercial Officer of Y-mAbs Therapeutics and led the successful launch of DANYELZA® (naxitamab).

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

The BMS Agreement was subsequently amended in July, September and November 2020 to include additional campaigns to the list of existing campaigns from which Bristol Myers Squibb may select campaigns under the BMS Agreement and to enable unblinding of a Bristol Myers Squibb alliance manager in order to streamline the collaboration process.

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

In October 2021, we received notification from Bristol Myers Squibb of their option exercise for druggable targets directed at a synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, we recognized $6.5 million as revenue in the fourth quarter of 2021 with regards to the achievement of the performance obligation from Bristol Meyers Squibb and the related option fees received. No amounts were recognized in the three months ended March 31, 2022 and 2021.

As of March 31, 2022, there was $42.2 million of deferred revenue related to the BMS Agreement, of which $2.9 million was classified as current and $39.3 million was classified as non-current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

In the three months ended March 31, 2022 and 2021, we recognized $0.4 million and $0.2 million, respectively, as revenue associated with the BMS Agreement in relation to research activities performed to date.

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

As of March 31, 2022 and December 31, 2021 we classified $9.0 million as current deferred revenue related to the Ono Agreement as we consider the completion of our performance obligation under the Ono Agreement to be probable with the advancement of a clinical candidate and initiation of IND-enabling studies under the program in the first half of 2022.

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

The following table summarizes our research and development costs:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Discovery costs
Direct external costs	$2,357	$2,789
Laboratory supplies and research materials	1,159	1,223
Personnel related costs	4,313	2,362
Facilities related costs	390	380
Other costs	1,073	841
	9,292	7,595
Development
Direct external costs
RP-3500 program	5,549	2,828
RP-6306 program	5,725	2,638
Personnel related costs	5,178	3,032
Facilities related costs	223	101
Other costs	730	552
	17,565	9,151
R&D tax credits	(399)	(237)
Total research and development costs	$26,458	$16,509

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

General and Administrative Expenses

General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, share-based compensation and other related costs, as well as expenses for outside professional services, including legal, accounting and audit services and other consulting fees, rent expense, D&O insurance expenses, investor and public relations expenses and other general administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur significantly increased accounting, audit, legal, regulatory, compliance and D&O insurance costs as well as investor and public relations expenses associated with operating as a public company, including with our transition from emerging growth company and smaller reporting company status at the end of 2021.

Other Income, Net

Other income, net consists primarily of realized and unrealized gains and losses on foreign exchange, interest income earned on cash in current bank accounts and other expenses such as interest and bank charges.

Realized and unrealized gains and losses on foreign exchange consist of realized and unrealized gains and losses from holding cash and restricted cash in foreign currency and foreign currency denominated research and development tax credits receivable, other receivables, accounts payable, accrued expenses and other current liabilities as well as operating lease liabilities.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration agreements	$408	$166	$242
Operating expenses:
Research and development, net of tax credits	26,458	16,509	9,949
General and administrative	8,779	5,237	3,542
Total operating expenses	35,237	21,746	13,491
Loss from operations	(34,829)	(21,580)	(13,249)
Other income, net:
Realized and unrealized loss on foreign exchange	(17)	(31)	14
Interest income	129	64	65
Other expense	(8)	(7)	(1)
Total other income, net	104	26	78
Loss before income taxes	(34,725)	(21,554)	(13,171)
Income tax recovery (expense)	(32)	137	(169)
Net loss and comprehensive loss	$(34,757)	$(21,417)	$(13,340)

Revenue

Revenue was $0.4 million for the three months ended March 31, 2022 compared to $0.2 million for the three months ended March 31, 2021 as a result of partial revenue recognition of the deferred revenue from the BMS Agreement, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $26.5 million for the three months ended March 31, 2022, compared to $16.5 million for the three months ended March 31, 2021. The increase of $10.0 million was primarily due to:

•
a $5.5 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards advancing the development of our RP-3500 and RP-6306 programs;
•
a $4.1 million increase in personnel-related costs, including a $1.3 million increase in share-based compensation, primarily related to increased headcount in support of our discovery and development activities; and
•
a $0.4 million increase in other research and development costs, including laboratory supplies, research materials, facilities, software and external costs not directly related to the RP-3500 and RP-6306 programs.

General and Administrative Expenses

General and administrative expenses were $8.8 million for the three months ended March 31, 2022, compared to $5.2 million for the three months ended March 31, 2021. The increase of $3.6 million in general and administrative expenses consisted of a:

•
$2.0 million increase in personnel related costs, including a $1.4 million increase in share-based compensation, primarily related to increased headcount as we scale the organization;
•
$0.9 million increase in professional costs, primarily related to our transition from emerging growth company and smaller reporting company status at the end of 2021; and
•
$0.7 million in other general and administrative costs including facilities, IT costs and office costs.

Other Income, Net

Other income, net was $0.1 million for the three months ended March 31, 2022, compared to other expense, net of nil for the three months ended March 31, 2021. The difference of $0.1 million was primarily attributable to higher interest income on our cash and cash equivalents and marketable securities balances.

Income Tax Recovery (Expense)

The income tax recovery of nil and $0.1 for the three months ended March 31, 2022 and 2021, respectively, primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary. Our taxable profit in the U.S. is expected to be higher than in prior years as a result of amendments to Internal Revenue Code Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act, that prescribe US-based research and experimental expenditures be capitalized and amortized ratably over a five-year period instead of being deductible in the year incurred. Absent a change in law, this provision is expected to increase our 2022 cash payments of income taxes significantly as compared to 2021.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting commissions, and offering expenses of $3.2 million. In November 2021, we completed a follow-on offering whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also partnered with Ono for our Polθ inhibitor program, and Bristol Myers Squibb for research and development of potential new product candidates for the treatment of cancer and received initial upfront payments of approximately $59.0 million in the aggregate.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct US-based research and development expenditures currently and requires taxpayers to amortize them over five years pursuant to Internal Revenue Code Section 174. Absent a change in law, this provision is expected to increase our 2022 cash payments of income taxes significantly as compared to 2021. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will materially reduce our cash flows beginning in 2022. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of March 31, 2022, our cash and cash equivalents and marketable securities on hand was $311.7 million. We believe that our existing cash and cash equivalents and marketable securities on hand will be sufficient to fund our anticipated operating and capital expenditure requirements into 2024. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the initiation, timing, costs, progress and results of our ongoing Phase 1/2 clinical trials of RP-3500 and our ongoing Phase 1 clinical trials of RP-6306;
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

Cash Flows

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(30,006)	$(14,227)	$(15,779)
Net cash provided by (used in) investing activities	403	(772)	1,175
Net cash provided by financing activities	241	183	58
Effect of exchange rate fluctuations on cash held	71	34	37
Net Decrease In Cash And Cash Equivalents And Restricted Cash	$(29,291)	$(14,782)	$(14,509)

Operating Activities

Net cash used in operating activities was $30.0 million for the three months ended March 31, 2022, reflecting a net loss of $34.8 million, offset by non-cash charges of $4.5 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, and non-cash lease expense offset by deferred taxes.

Net cash provided by operating activities was $14.2 million for the three months ended March 31, 2021, reflecting a net loss of $21.4 million, offset by a net change of $4.6 million in our net operating assets and non-cash charges of $2.6 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, and non-cash lease expense offset by deferred taxes. The change in our net operating assets was primarily due to an increase of $1.2 million in accounts payable, and a decrease of $3.8 million in prepaid expenses and other receivables.

The $15.8 million increase in cash used in operating activities for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is primarily due to an increase in research and development and general and administration expenses, specifically direct external cost and personnel-related cost, as a result of increased efforts towards advancing the development of our RP-3500 and RP-6306 programs.

Investing Activities

Net cash provided by investing activities was $0.4 million for the three months ended March 31, 2022 and resulted from the proceeds on maturities of marketable securities offset by the purchases of marketable securities and property and equipment.

Net cash used in investing activities was $0.8 million for the three months ended March 31, 2021 and resulted from the purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.2 million consisting of net proceeds from the exercise of stock options and purchase of common shares under the ESPP for the three months ended March 31, 2022.

Net cash provided by financing activities was $0.2 million consisting of net proceeds from the exercise of stock options for the three months ended March 31, 2021.

Material Cash Requirements

There were no material changes to our material cash requirements during the three months ended March 31, 2022 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

Critical Accounting Estimates

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

There have been no significant changes to our critical accounting estimates from those described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report.

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

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the three months ended March 31, 2022, we earned $0.1 million in interest income from cash balances held in interest bearing bank accounts. As of March 31, 2022, we have a balance of $6.5 million in short-term U.S. Treasury bills. We do not enter into investments for trading or speculative purposes. The objective of holding marketable securities is to invest our excess cash resources in investment vehicles that diversify our cash holdings and provide a guaranteed rate of return, with limited risk to the principal amount invested. We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Income items and expenses are translated using the average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, research and development tax credits receivable, other receivables, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our Canadian dollar net exposure as of March 31, 2022, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in an increase of approximately $0.1 million on our net loss.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We have incurred significant operating losses since our inception in 2016. Our net loss was $34.8 million for the three months ended March 31, 2022 and $106.9 million and $53.4 million for the years ended December 31, 2021 and 2020, respectively. As of March 31, 2022, we had an accumulated deficit of $245.0 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

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

As of March 31, 2022, our cash and cash equivalents and marketable securities on hand was $311.7 million. We believe that our existing cash on hand will enable us to fund our operating expenses and capital expenditure requirements into 2024. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

The ongoing COVID-19 pandemic resulted in many state, local and foreign governments, including the Québec provincial government and the Governor of the Commonwealth of Massachusetts, implementing significant measures, including closures, quarantines, travel restrictions, occupancy limits and other social distancing directives. Because of the nature of our operations, we have been, and are currently, considered to be an essential business so, to date, our operations have only been partially affected by these orders. While the situation continues to evolve and certain locations have reduced or removed the restrictions initially adopted in response to the pandemic, new restrictions could be implemented, or prior restrictions reinstated in order to address any resurgences in cases of COVID-19, including those related to newer strains such as the Delta and Omicron variants. If new variants of COVID-19 appear and cause case levels to rise, mask mandates, social-distancing, travel restrictions and stay-at-home orders could be reinstated.

In response to these public health directives and orders, we have implemented work-from-home policies to support the community efforts to reduce the transmission of COVID-19 and protect employees, complying with guidance from federal, state/provincial or municipal government and health authorities. We implemented a number of measures to ensure employee safety and business continuity. Employees who can work from home have been doing so, during periods where this has been advised by local government authorities, while work in laboratories and facilities has been re-organized to reduce the risk of COVID-19 transmission. Business travel has been limited, and online and teleconference technology is used to meet virtually rather than in person.

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

Quarantines, shelter-in-place, occupancy limits, and similar government orders, or the perception that such orders, shutdowns, or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt our supply chain. For example, we have contracts with multiple suppliers and CROs in China whose productivity may be impacted by ongoing COVID restrictions.

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
•
interruption of our clinical supply chain or key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state/provincial or municipal governments, employers and others, including supply chain interruptions caused by ongoing restrictions in China; and
•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

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
•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees; and
•
the refusal of the FDA, EMA or Health Canada to accept data from clinical trials in these affected geographies.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (now a division of Eli Lilly and Company), Blueprint Medicines Corporation, Agios Pharmaceuticals, Inc., SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., and Turning Point Therapeutics, Inc., are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Artios Pharma Ltd., IDEAYA Biosciences, Inc., Impact Therapeutics, Inc., Atrin Pharmaceuticals LLC., Antengene Corporation, Schrodinger, Inc., and Cyteir Therapeutics, Inc.

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
•
unexpected changes in tariffs, export controls, sanctions, trade barriers and regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•
business interruptions resulting from geopolitical actions, including war, such as the Russia invasion of Ukraine, and terrorism, natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability, or public health emergencies, such as the novel COVID-19 coronavirus and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions;
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

Even if we are successful in obtaining regulatory approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for any of our products once approved, market acceptance and commercial success would be limited.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 20202 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Trade controls may restrict or prohibit altogether the sale or supply of certain products and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

As of May 5, 2022, we had 158 full-time employees, including 134 employees engaged in research and development and 24 engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, and as we transition into a large accelerated filer, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Based upon our common shares outstanding as of March 31, 2022, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 73% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Additionally, as of March 31, 2022, certain holders of our common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as amended and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting and we are also required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis.

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

Changes to the tax treatment of research and experimental expenditures as a result of U.S. federal tax reform could increase our tax burden and adversely affect our business and financial condition.

In December 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act of 2017, or TCJA, significantly reformed the Internal Revenue Code of 1986, as amended. As a result of this legislation beginning in 2022, our research and experimental expenditures are no longer deductible in the year they are incurred for US tax purposes. Instead, US-based research and experimental expenditures are required to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will materially reduce our cash flows beginning in 2022. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

REPARE THERAPEUTICS INC.

Date: May 5, 2022	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)