Form 10-Q
period 2022-06-30
Repare Therapeutics Inc.
filed 2022-08-04
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2022, there were 41,937,795 of the registrant’s common shares, no par value per share, outstanding.

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
•
our ability to obtain regulatory approval of RP-6306 and any of our current and future product candidates that we develop;
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
•
the timing of completion of enrollment and availability of data from our current preclinical studies and clinical trials, including our Phase 1/2 clinical trial of RP-3500 and our Phase 1 clinical trials of RP-6306;
•
the expected timing of filings with regulatory authorities for any product candidates that we develop, including RP-2119;
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
•
We are very early in our development efforts. If we are unable to advance our product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize any of our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, and in particular, our initial product candidates, RP-3500 and RP-6306. If we, or our collaborators, are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of June 30,	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$275,834	$334,427
Marketable securities	6,255	7,439
Research and development tax credits receivable	2,598	2,580
Income tax receivable	799	—
Other receivables	1,010	654
Prepaid expenses	3,242	6,314
Total current assets	289,738	351,414
Property and equipment, net	5,124	5,604
Operating lease right-of-use assets	6,456	7,491
Other assets	497	586
Deferred tax assets	6,229	3,620
TOTAL ASSETS	$308,044	$368,715
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,991	$2,302
Accrued expenses and other current liabilities	20,459	18,622
Operating lease liability, current portion	2,135	1,721
Deferred revenue, current portion	11,855	11,921
Income tax payable	—	523
Total current liabilities	39,440	35,089
Operating lease liability, net of current portion	4,495	5,592
Deferred revenue, net of current portion	38,592	39,613
TOTAL LIABILITIES	82,527	80,294
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of June 30, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding as of June 30, 2022, and December 31, 2021, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of June 30, 2022 and December 31, 2021; 41,923,472 and 41,850,162 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	481,380	480,699
Additional paid-in capital	27,253	17,988
Accumulated deficit	(283,116)	(210,266)
Total shareholders’ equity	225,517	288,421
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$308,044	$368,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Collaboration agreements	$679	$279	$1,087	$445
Operating expenses:
Research and development, net of tax credits	31,475	20,205	57,933	36,714
General and administrative	7,938	6,741	16,717	11,978
Total operating expenses	39,413	26,946	74,650	48,692
Loss from operations	(38,734)	(26,667)	(73,563)	(48,247)
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	141	(94)	124	(125)
Interest income	544	38	673	102
Other expense	(11)	(7)	(19)	(14)
Total other income (expense), net	674	(63)	778	(37)
Loss before income taxes	(38,060)	(26,730)	(72,785)	(48,284)
Income tax recovery (expense)	(33)	421	(65)	558
Net loss and comprehensive loss	$(38,093)	$(26,309)	$(72,850)	$(47,726)
Net loss attributable to common shareholders—basic and diluted	$(38,093)	$(26,309)	$(72,850)	$(47,726)
Net loss per share attributable to common shareholders—basic and diluted	$(0.91)	$(0.71)	$(1.74)	$(1.29)
Weighted-average common shares outstanding—basic and diluted	41,899,509	37,036,683	41,880,666	36,977,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2020	36,902,924	$384,313	$5,875	$(103,358)	$286,830
Exercise of stock options	87,786	297	(114)	—	183
Share-based compensation expense	—	—	2,057	—	2,057
Net loss and comprehensive loss	—	—	—	(21,417)	(21,417)
Balance, March 31, 2021	36,990,710	$384,610	$7,818	$(124,775)	$267,653
Exercise of stock options	115,497	731	(282)	—	449
Share-based compensation expense	—	—	3,183	—	3,183
Issuance of common shares	3,299	113	—	—	113
Net loss and comprehensive loss	—	—	—	(26,309)	(26,309)
Balance, June 30, 2021	37,109,506	$385,454	$10,719	$(151,084)	$245,089

Balance, December 31, 2021	41,850,162	$480,699	$17,988	$(210,266)	$288,421
Exercise of stock options	12,235	46	(18)	—	28
Share-based compensation expense	—	—	4,755	—	4,755
Issuance of common shares under the 2020 Employee Share Purchase Plan	16,807	303	(90)	—	213
Net loss and comprehensive loss	—	—	—	(34,757)	(34,757)
Balance, March 31, 2022	41,879,204	$481,048	$22,635	$(245,023)	$258,660
Exercise of stock options	44,268	332	(127)	—	205
Share-based compensation expense	—	—	4,745	—	4,745
Net loss and comprehensive loss	—	—	—	(38,093)	(38,093)
Balance, June 30, 2022	41,923,472	$481,380	$27,253	$(283,116)	$225,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss and comprehensive loss for the period	$(72,850)	$(47,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	9,500	5,240
Depreciation expense	1,039	734
Non-cash lease expense	1,091	748
Foreign exchange gain	(136)	(13)
Amortization of premiums on marketable securities	34	54
Deferred tax	(2,609)	(626)
Changes in operating assets and liabilities:
Prepaid expenses	3,072	4,622
Research and development tax credits receivable	(31)	(627)
Other receivables	(358)	556
Other non-current assets	89	—
Accounts payable	2,698	1,155
Accrued expenses and other current liabilities	3,334	4,509
Operating lease liability, current portion	460	(272)
Income taxes	(1,322)	44
Operating lease liability, net of current portion	(1,123)	(238)
Deferred revenue	(1,087)	(445)
Net cash used in operating activities	(58,199)	(32,285)
Cash Flows From Investing Activities:
Purchases of property and equipment	(2,056)	(1,201)
Proceeds from maturities of marketable securities	5,150	3,750
Purchase of marketable securities	(4,000)	(3,438)
Net cash used in investing activities	(906)	(889)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	233	632
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	213	—
Net cash provided by financing activities	446	632
Effect of exchange rate fluctuations on cash held	66	(1)
Net Decrease In Cash And Cash Equivalents And Restricted Cash	(58,593)	(32,543)
Cash and cash equivalents and restricted cash at beginning of period	334,427	326,396
Cash and cash equivalents and restricted cash at end of period	$275,834	$293,853

Reconciliation Of Cash And Cash Equivalents And Restricted Cash
Cash and cash equivalents	$275,834	$293,635
Restricted cash	—	218
Total cash and cash equivalents and restricted cash	$275,834	$293,853

Supplemental Disclosure Of Cash Flow Information:
Property and equipment purchases incurred but not yet paid	$222	$38
Right-of-use asset obtained in exchange for new operating lease liability	$56	$705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

REPARE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollars, unless otherwise specified)

1. Organization and Nature of Business

Repare Therapeutics Inc. (“Repare” or the “Company”) is a precision medicine oncology company focused on the development of synthetic lethality-based therapies for patients with cancer. The Company was incorporated under the Canada Business Corporations Act on September 6, 2016. On June 23, 2020, immediately prior to the completion of its initial public offering (the “IPO”), the Company was continued as a corporation under the Business Corporations Act (Québec). The Company’s common shares are listed on the Nasdaq Global Select Market under the ticker symbol “RPTX”.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2022, the consolidated results of its operations for the three and six months ended June 30, 2022 and 2021, its statements of shareholders’ equity for the three and six months ended June 30, 2022 and 2021 and its consolidated cash flows for the six months ended June 30, 2022 and 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2021 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report. There have been no changes to the Company's significant accounting policies since the date of the audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report.

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

Smaller Reporting Company

We qualify as a “smaller reporting company” under the Exchange Act as of June 30, 2022 because the market value of our common shares held by non-affiliates was less than $560 million as of June 30, 2022 and our revenue for the year ended December 31, 2021 were less than $100 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as we remain a smaller reporting company, we are permitted and intend to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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

The Company’s clinical trial sites may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation, patient enrollment and monitoring. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. The Company is aware that several clinical sites involved in its clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay the Company’s clinical trial timelines. Some of the Company’s third-party manufacturers, which it uses for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials, and contract research organizations may be impacted by COVID-19. Should they experience disruptions, such as temporary closures or suspension of services, the Company would likely experience delays in advancing clinical trials. As of the date of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to the Company’s consolidated financial statements.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2022 and December 31, 2021:

Description	Financial Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)
As of June 30, 2022
Assets
Cash equivalents
Money market funds	$218,740	$218,740	$—	$—
Marketable securities
U.S. Treasury notes	6,255	6,255	—	—
Total financial assets	$224,995	$224,995	$—	$—

As of December 31, 2021
Assets
Cash equivalents
Money market funds	$2,535	$2,535	$—	$—
Marketable securities
U.S. Treasury notes	7,439	7,439	—	—
Total financial assets	$9,974	$9,974	$—	$—

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

During the six months ended June 30, 2022, there were no transfers between fair value measure levels.

4. Cash and Cash Equivalents and Marketable Securities

As of June 30, 2022 and December 31, 2021, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2022
Money market funds included in cash and cash equivalents	$218,740	$—	$—	$218,740
Marketable securities:
U.S. Treasury notes	6,255	—	—	6,255
Total	$224,995	$—	$—	$224,995

As of December 31, 2021
Money market funds included in cash and cash equivalents	$2,535	$—	$—	$2,535
Marketable securities:
U.S. Treasury notes	7,439	—	—	7,439
Total	$9,974	$—	$—	$9,974

The amortized cost of marketable securities at June 30, 2022 is equal to their fair value. Accordingly, no unrealized gains or losses were recognized in the six months ended June 30, 2022 and 2021.

The maturities of the Company’s money market funds included in cash and cash equivalents, and marketable securities is less than one year.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$3,694	$4,867
Accrued research and development expense	15,106	11,272
Accrued professional services	844	387
Accrued property and equipment purchases	222	1,719
Other	593	377
Total accrued expenses and other current liabilities	$20,459	$18,622

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

The Company recognized $0.7 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively, as revenue associated with the BMS Agreement in relation to research activities performed.

In October 2021, the Company received notification from Bristol Myers Squibb of their option exercise for two druggable targets directed at a single synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, the Company recognized $6.5 million as revenue in the fourth quarter of 2021 with regards to the achievement of the performance obligation from Bristol Myers Squibb and the related option fees received. No amounts were recognized in the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, there was $41.4 million (December 31, 2021 - $42.5 million) of deferred revenue related to the BMS Agreement, of which $2.8 million (December 31, 2021 - $2.9 million) was classified as current and $38.6 million (December 31, 2021 - $39.6 million) was classified as non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

7. Leases

The Company has historically entered into lease arrangements for its facilities. As of June 30, 2022, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

The following tables contain a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating Leases
Lease Costs
Operating lease costs	$615	$424	$1,231	$843
Short-term lease costs	8	2	16	5
Variable lease costs	33	54	100	110
Total lease costs	$656	$480	$1,347	$958

	Six Months Ended June 30,
	2022	2021
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$802	$605
Right-of-use assets obtained in exchange for new operating lease liability	$56	$705
Weighted-average remaining lease term (in years)	2.91	3.90
Weighted-average discount rate	4.0%	4.6%

8. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of June 30, 2022, the number of common shares that may be issued under the ESPP is 1,087,781.

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

The Company issued 16,807 common shares under the ESPP during the six months ended June 30, 2022 at an average price per share of $12.71. Cash received from purchases under the ESPP for the six months ended June 30, 2022 was $0.2 million.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of share options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased granting awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to grant equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for the issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2022, the number of common shares reserved for issuance under the 2020 Plan is 7,922,525.

Total outstanding stock options as of June 30, 2022 was as follows:

	2022
	Number of shares	Weighted average exercise price
Outstanding at beginning of period	5,322,591	$14.76
Granted	2,883,567	$14.54
Exercised	(56,503)	$4.12
Cancelled or forfeited	(175,252)	$19.00
Outstanding at end of period	7,974,403	$14.66

During the six months ended June 30, 2022, an aggregate of 56,503 options were exercised at a weighted-average exercise price of $4.12 per share, for aggregate proceeds of $0.2 million. As a result, an amount of $0.1 million previously included in additional paid-in capital related to the exercised options has been credited to common shares and deducted from additional paid-in capital.

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Risk-free interest rate	2.92%	0.92%	2.00%	0.72%
Expected terms (in years)	5.59	5.59	5.97	5.99
Expected volatility	78.85%	76.44%	78.55%	75.59%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Share-Based Compensation

Share-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$2,440	$1,441	$4,751	$2,428
General and administrative	2,305	1,742	4,749	2,812
Total share-based compensation expense	$4,745	$3,183	$9,500	$5,240

Share-based compensation expense by type of award was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	$4,695	$3,122	$9,407	$5,148
ESPP	50	61	93	92
Total share-based compensation expense	$4,745	$3,183	$9,500	$5,240

As of June 30, 2022, there was $49.0 million of unrecognized share-based compensation expense related to unvested stock options to be recognized over a weighted average period of 2.2 years.

9. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to common shareholders	$(38,093)	$(26,309)	$(72,850)	$(47,726)
Net loss attributable to common shareholders—basic and diluted	$(38,093)	$(26,309)	$(72,850)	$(47,726)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	41,899,509	37,036,683	41,880,666	36,977,040
Net loss per share attributable to common shareholders—basic and diluted	$(0.91)	$(0.71)	$(1.74)	$(1.29)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common shares	7,974,403	5,258,005	7,974,403	5,258,005

10. Subsequent Events

(a) Roche Collaboration and License Agreement

On June 1, 2022, the Company entered into a collaboration and license agreement (the “Roche Agreement”) with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, “Roche”) regarding the development and commercialization of the Company’s product candidate camonsertib (also known as RP-3500) and specified other ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) inhibitors (the “Licensed Products”). The transaction was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, which were met on July 13, 2022.

The Company granted Roche a worldwide, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products. Roche will assume development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. The Company has agreed to complete specified ongoing clinical trials at the Company’s expense. The

Company also retained the right to conduct specified clinical trials of camonsertib in combination with the Company’s PKMYT1 compound (also known as RP-6306).

Under the terms of the Roche Agreement, the Company received an upfront payment of $125 million in July 2022, and is eligible to receive up to $1.172 billion in potential clinical, regulatory, commercial and sales milestones, including an estimated $55 million in potential near-term payments, and royalties on global net sales ranging from high-single-digits to high-teens. The Roche Agreement also provides the Company with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval is received. If the Company chooses to exercise its co-development and profit share option, it will continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.

The Company is currently assessing the accounting implications from the Roche Agreement which became effective on July 13, 2022 upon the clearance of the closing conditions. The Company does not expect a cash tax impact from the closing of the Roche Agreement as it should have sufficient tax losses to cover the impact.

(b) Sales Agreement

On August 4, 2022, the Company entered into a Common Shares Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which the Company may offer and sell, from time to time, common shares, or the ATM Shares. The ATM Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-257668), which was declared effective by the Securities and Exchange Commission, or SEC, on April 25, 2022, up to a maximum aggregate amount of $125.0 million. The Company will file a prospectus supplement with the SEC on August 4, 2022 in connection with the offer and sale of the ATM Shares pursuant to the Sales Agreement.

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

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our initial product candidate, RP-3500, a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase). In July 2020, we began dosing patients in our Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of RP-3500 in advanced solid tumors and, in August 2021, we began dosing patients in our Phase 1b/2 ATTACC clinical trial of RP-3500 to evaluate the safety and efficacy of RP-3500 in combination with approved poly (ADP-ribose) polymerase, or PARP, inhibitors, olaparib and niraparib, in patients with molecularly selected cancers. As further described below, on June 1, 2022, we entered into a collaboration and license agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd regarding RP-3500.

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

In 2022, we initiated IND-enabling studies for our polymerase theta, or Polθ, inhibitor, now designated as RP-2119, and plan to initiate clinical trials in the summer of 2023. We also expect to initiate IND-enabling studies in the first half of 2023 for an additional small molecule against an undisclosed target.

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On June 23, 2020, we completed our initial public offering, or IPO, whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. On November 1, 2021, we completed a follow-on offering, or the 2021 Offering, whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of June 30, 2022, we had cash and cash equivalents and marketable securities on hand of $282.1 million.

Since inception, we have incurred significant operating losses. Our net losses were $106.9 million and $53.4 million for the years ended December 31, 2021 and 2020, respectively, and $72.9 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $283.1 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including RP-3500 and RP-6306, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the SEC, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration and license agreements.

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

COVID-19 Business Update

With the continued spread of the ongoing COVID-19 pandemic, including variants of COVID-19, we established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of the COVID-19 pandemic on our employees and our business, including our preclinical studies and ongoing and planned clinical trials. We have taken measures to secure our research and development activities, while work in laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, and results of operations could be materially adversely affected. We cannot predict the ultimate impact, if any, of the COVID-19 pandemic related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the pandemic. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic continues to have a modest impact on our business operations. The Company’s clinical trial sites may be affected by the COVID-19 outbreak due to prioritization of hospital resources toward the COVID-19 outbreak, travel or quarantine restrictions imposed by governments, and the inability to access sites for initiation, patient enrollment and monitoring. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. The Company is aware that several clinical sites involved in its clinical studies temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay the Company’s clinical trial timelines. Some of the Company’s third-party manufacturers, which it uses for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials, and contract research organizations may be impacted by COVID-19. Should they experience disruptions, such as temporary closures or suspension of services, the Company would likely experience delays in advancing clinical trials.

Recent Developments

•
Announced closing of our worldwide license and collaboration agreement with Roche for the development and commercialization of camonsertib (also known as RP-3500), a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of tumors with specific synthetic-lethal genomic alterations.
•
In connection with the closing of the collaboration agreement, we received an upfront payment of $125 million from Roche in July 2022.
•
Under the collaboration, Roche will assume the development of camonsertib with the potential to expand development into additional tumor indications and multiple combination studies.
•
In addition to the $125 million upfront payment, we are eligible to receive up to $1.172 billion in potential clinical, regulatory, commercial and sales milestones, including up to $55 million in potential near-term payments, and royalties on global net sales ranging from high-single-digits to high-teens. The collaboration also provides us with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval is received. If we choose to exercise our co-development and profit share option, we will continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.
•
Advanced RP-6306, a first-in-class, oral PKMYT1 inhibitor
•
Phase 1 clinical trials are currently evaluating RP-6306 as a monotherapy (MYTHIC) as well as in combination with gemcitabine (MAGNETIC) for the treatment of molecularly selected advanced solid tumors. In January 2022, the Company initiated an additional Phase 1 clinical trial of RP-6306 in combination with FOLFIRI (MINOTAUR), also for the treatment of molecularly selected advanced solid tumors.
•
In May 2022, Repare initiated patient recruitment in a new arm of the Phase 1 MYTHIC clinical trial, which is designed to evaluate the safety and tolerability of RP-6306 in combination with camonsertib in patients with advanced solid tumors.
•
Initial Phase 1 clinical data readout for RP-6306 is now expected in the first half of 2023 for monotherapy (previously expected in the second half 2022) and potentially for combination therapies, due to disruptions in global trial site activation and enrollment resulting from the ongoing COVID-19 pandemic, as well as an expanded requirement for dose escalations that are ongoing.
•
Initiated IND-enabling studies for our Polθ inhibitor (now designated RP-2119), and plan to initiate clinical trials in the summer of 2023.
•
Repare also expects to initiate IND-enabling studies in the first half of 2023 for an additional small molecule against an undisclosed target.

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

Collaboration and License Agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd

On June 1, 2022, we entered into a collaboration and license agreement, or the Roche Agreement, with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, or collectively, Roche, regarding the development and commercialization of our product candidate camonsertib (also known as RP-3500) and specified other ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) inhibitors, which we refer to as the Licensed Products. The transaction was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, which were met on July 13, 2022.

Under the Roche Agreement, we granted Roche a worldwide, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products. Roche will assume development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. We have agreed to complete specified ongoing clinical trials at our expense. We also retained the right to conduct specified clinical trials of camonsertib in combination with our PKMYT1 compound (also known as RP-6306).

Under the terms of the Roche Agreement, we received an upfront payment of $125 million in July 2022, and are eligible to receive up to $1.172 billion in potential clinical, regulatory, commercial and sales milestones, including up to $55 million in potential near-term payments, and royalties on global net sales ranging from high-single-digits to high-teens. The Roche Agreement also provides us with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S.

regulatory approval is received. If we choose to exercise its co-development and profit share option, we will continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.

No amounts were recognized in the three and six months ended June 30, 2022 under the Roche Agreement as it only became effective on July 13, 2022. We are currently assessing the accounting implications from the Roche Agreement. We do not expect a cash tax impact from the closing of the Roche Agreement as we should have sufficient tax losses to cover the impact.

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

The $50.0 million upfront payment was recorded as deferred revenue on our consolidated balance sheet and is expected to be partially recognized at the point in time when option licenses are exercised by Bristol Myers Squibb, with the remainder being recognized on a proportional performance basis over the period of service for research services.

Performance obligation	Amount
(in thousands)
Research services	$6,405
Option to license druggable target lesions	31,148
Option to license undruggable targets	12,447
Total transaction price	$50,000

In October 2021, we received notification from Bristol Myers Squibb of their option exercise for druggable targets directed at a synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, we recognized $6.5 million as revenue in the fourth quarter of 2021 with regards to the achievement of the performance obligation from Bristol Meyers Squibb and the related option fees received. No amounts were recognized in the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, there was $41.4 million of deferred revenue related to the BMS Agreement, of which $2.8 million was classified as current and $38.6 million was classified as non-current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

In the three months ended June 30, 2022 and 2021, we recognized $0.7 million and $0.3 million, respectively, and in the six months ended June 30, 2022 and 2021, we recognized $1.1 million and $0.4 million, respectively, as revenue associated with the BMS Agreement in relation to research activities performed to date.

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

In October 2021, upon the occurrence of a specified research trigger, we became eligible to receive a portion, amounting to ¥100 million ($0.9 million), of the research service payments provided for in the Ono Agreement. We received this amount in November 2021 and added it to the transaction price as the consideration was no longer constrained.

As of June 30, 2022 and December 31, 2021 we classified $9.0 million as current deferred revenue related to the Ono Agreement as we consider the completion of our performance obligation under the Ono Agreement to be probable with the advancement of a development candidate and initiation of IND-enabling studies under the program in 2022.

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

The following table summarizes our research and development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Discovery costs
Direct external costs	$3,004	$2,715	$5,335	$5,020
Laboratory supplies and research materials	1,248	1,238	2,407	2,461
Personnel related costs	4,143	2,926	8,456	5,288
Facilities related costs	389	356	779	736
Other costs	1,217	828	2,290	1,669
	10,001	8,063	19,267	15,174
Development
Direct external costs
RP-3500 program	7,469	5,931	13,018	9,033
RP-6306 program	6,345	2,464	12,070	5,312
RP-2119 program	1,019	—	1,019	—
Personnel related costs	5,660	3,509	10,838	6,541
Facilities related costs	183	109	406	210
Other costs	1,125	519	2,041	1,071
	21,801	12,532	39,392	22,167
R&D tax credits	(327)	(390)	(726)	(627)
Total research and development costs	$31,475	$20,205	$57,933	$36,714

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration agreements	$679	$279	$400
Operating expenses:
Research and development, net of tax credits	31,475	20,205	11,270
General and administrative	7,938	6,741	1,197
Total operating expenses	39,413	26,946	12,467
Loss from operations	(38,734)	(26,667)	(12,067)
Other income (expense), net:
Realized and unrealized gain (loss) on foreign exchange	141	(94)	235
Interest income	544	38	506
Other expense	(11)	(7)	(4)
Total other income (expense), net	674	(63)	737
Loss before income taxes	(38,060)	(26,730)	(11,330)
Income tax recovery (expense)	(33)	421	(454)
Net loss and comprehensive loss	$(38,093)	$(26,309)	$(11,784)

Revenue

Revenue was $0.7 million for the three months ended June 30, 2022 compared to $0.3 million for the three months ended June 30, 2021 as a result of partial revenue recognition of the deferred revenue from the BMS Agreement, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $31.5 million for the three months ended June 30, 2022, compared to $20.2 million for the three months ended June 30, 2021. The increase of $11.3 million was primarily due to:

•
a $6.7 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards advancing the development of our RP-3500 and RP-6306 programs. There was an increase in direct external costs of $3.9 million for RP-6306, $1.5 million for RP-3500 and $1.0 million for RP-2119.;
•
a $3.4 million increase in personnel-related costs, including a $1.0 million increase in share-based compensation, primarily related to increased headcount in support of our discovery and development activities; and
•
a $1.2 million increase in other research and development costs, including laboratory supplies, research materials, facilities, software and external costs not directly related to the RP-3500 and RP-6306 programs.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended June 30, 2022, compared to $6.7 million for the three months ended June 30, 2021. The increase of $1.2 million in general and administrative expenses consisted of a:

•
$0.7 million increase in personnel related costs, including a $0.6 million increase in share-based compensation, primarily related to increased headcount as we scale the organization;
•
$0.4 million increase in professional costs, primarily related to our transition from emerging growth company and smaller reporting company status at the end of 2021; and
•
$0.1 million increase in other general and administrative costs including facilities, IT costs, travel and office costs.

Other Income (Expense), Net

Other income, net was $0.7 million for the three months ended June 30, 2022, compared to other expense, net of $0.1 million for the three months ended June 30, 2021. The difference of $0.8 million was primarily attributable to higher interest income on our cash and cash equivalents and marketable securities balances.

Income Tax Recovery (Expense)

The income tax expense of nil and income tax recovery of $0.4 million for the three months ended June 30, 2022 and 2021, respectively, primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary. Our taxable profit in the U.S. is expected to be higher than in prior years as a result of amendments to Internal Revenue Code Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act, that prescribe US-based research and experimental expenditures be capitalized and amortized ratably over a five-year period instead of being deductible in the year incurred. Absent a change in law, this provision is expected to increase our 2022 cash payments of income taxes significantly as compared to 2021. Our year to date fiscal 2022 tax installment to the U.S. was $3.4 million for the six months ended June 30, 2022 compared to $0.6 million of installments made for the full fiscal year of 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration agreements	$1,087	445	642
Operating expenses:
Research and development, net of tax credits	57,933	36,714	21,219
General and administrative	16,717	11,978	4,739
Total operating expenses	74,650	48,692	25,958
Loss from operations	(73,563)	(48,247)	(25,316)
Other income (expense), net:
Realized and unrealized gain (loss) on foreign exchange	124	(125)	249
Interest income	673	102	571
Other expense	(19)	(14)	(5)
Total other income (expense), net	778	(37)	815
Loss before income taxes	(72,785)	(48,284)	(24,501)
Income tax recovery (expense)	(65)	558	(623)
Net loss and comprehensive loss	$(72,850)	$(47,726)	$(25,124)

Revenue

Revenue was $1.1 million for the six months ended June 30, 2022 compared to $0.4 million for the six months ended June 30, 2021 as a result of partial revenue recognition of the deferred revenue from the BMS Agreement, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $57.9 million for the six months ended June 30, 2022, compared to $36.7 million for the six months ended June 30, 2021. The increase of $21.2 million was primarily due to:

•
a $12.1 million increase in direct external costs, primarily for development activities as a result of our increased efforts towards advancing the development of our RP-3500 and RP-6306 programs. There was an increase in direct external costs of $6.8 million for RP-6306, $4.0 million for RP-3500 and $1.0 million for RP-2119;
•
a $7.5 million increase in personnel-related costs, including a $2.3 million increase in share-based compensation, primarily related to increased headcount in support of our discovery and development activities; and
•
a $1.6 million increase in other research and development costs, including laboratory supplies, research materials, facilities, software and external costs not directly related to the RP-3500 and RP-6306 programs.

General and Administrative Expenses

General and administrative expenses were $16.7 million for the six months ended June 30, 2022, compared to $12.0 million for the six months ended June 30, 2021. The increase of $4.7 million in general and administrative expenses consisted of a:

•
$2.8 million increase in personnel related costs, including a $1.9 million increase in share-based compensation, primarily related to increased headcount as we scale the organization;
•
$1.3 million increase in professional costs, primarily related to our transition from emerging growth company and smaller reporting company status at the end of 2021; and
•
$0.6 million increase in other general and administrative costs including facilities, IT costs, travel and office costs.

Other Income (Expense), Net

Other income, net was $0.8 million for the six months ended June 30, 2022, compared to other expense, net of nil for the six months ended June 30, 2021. The difference of $0.8 million was primarily attributable to higher interest income on our cash and cash equivalents and marketable securities balances.

Income Tax Recovery (Expense)

The income tax expense of $0.1 million and income tax recovery of $0.6 million for the six months ended June 30, 2022 and 2021, respectively, primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary. Our taxable profit in the U.S. is expected to be higher than in prior years as a result of amendments to Internal Revenue Code Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act, that prescribe US-based research and experimental expenditures be capitalized and amortized ratably over a five-year period instead of being deductible in the year incurred. Absent a change in law, this provision is expected to increase our 2022 cash payments of income taxes significantly as compared to 2021. Our year to date fiscal 2022 tax installment to the U.S. was $3.4 million for the six months ended June 30, 2022 compared to $0.6 million of installments made for the full fiscal year of 2021.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting commissions, and offering expenses of $3.2 million. In November 2021, we completed a follow-on offering whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also partnered with Ono for our Polθ inhibitor program, and Bristol Myers Squibb for research and development of potential new product candidates for the treatment of cancer and received initial upfront payments of approximately $59.0 million in the aggregate. We received an upfront payment of $125 million from our RP-3500 collaboration and license agreement with Roche in July 2022.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct US-based research and development expenditures in the current fiscal year and requires taxpayers to amortize them over five years pursuant to Internal Revenue Code Section 174. Absent a change in law, this provision is expected to increase our 2022 cash payments of income taxes significantly as compared to 2021. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will materially reduce our cash flows beginning in 2022. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of June 30, 2022, our cash and cash equivalents and marketable securities on hand was $282.1 million. We believe that our existing cash and cash equivalents and marketable securities on hand, and the $125 million upfront payment received in July 2022 from the Roche Agreement, will be sufficient to fund our anticipated operating and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

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
•
the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration agreements, including the Roche Agreement;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, EMA and other regulatory authorities;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we or our collaborators receive marketing approval;
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
•
the revenue, if any, received from commercial sales of RP-3500, RP-6306 and any future product candidates for which we or our collaborators receive marketing approval; and
•
the costs of operating as a public company.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(58,199)	$(32,285)	$(25,914)
Net cash used in investing activities	(906)	(889)	(17)
Net cash provided by financing activities	446	632	(186)
Effect of exchange rate fluctuations on cash held	66	(1)	67
Net Decrease In Cash And Cash Equivalents And Restricted Cash	$(58,593)	$(32,543)	$(26,050)

Operating Activities

Net cash used in operating activities was $58.2 million for the six months ended June 30, 2022, reflecting a net loss of $72.9 million, offset by a net change of $5.7 million in our net operating assets and non-cash charges of $8.9 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, and non-cash lease expense offset by deferred taxes. The change in our net operating assets was primarily due to an increase of $3.3 million in accrued expenses and other current liabilities, and a decrease of $3.1 million in prepaid expenses.

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

The $25.9 million increase in cash used in operating activities for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 is primarily due to an increase in research and development and general and administration expenses, specifically direct external cost and personnel-related cost, as a result of increased efforts towards advancing the development of our RP-3500 and RP-6306 programs.

Investing Activities

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2022 and resulted from the proceeds on maturities of marketable securities offset by the purchases of marketable securities and property and equipment.

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2021 and resulted primarily from purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.4 million consisting of net proceeds from the exercise of stock options and purchase of common shares under the ESPP for the six months ended June 30, 2022.

Net cash provided by financing activities was $0.6 million consisting of net proceeds from the exercise of stock options for the six months ended June 30, 2021.

Material Cash Requirements

In June 2022, we procured a directors and officers, or D&O, liability insurance policy for a total aggregate premium of $4.3 million, including excise tax, of which $0.2 million has been recognized as accrued expenses and other current liabilities as of June 30, 2022. The total aggregate premium of D&O insurance in the amount of $4.3 million was paid and $4.1 million was recorded as prepaid expenses and other current assets in July 2022.

In July 2022, the Company entered into an agreement with The Broad Institute, Inc. (“Broad”), under which Broad will perform specialty screening services at the Company’s request over the course of a three-year term in exchange for payments of approximately $0.8 million per year, beginning in July 2022, totaling $2.3 million in the aggregate.

Other than the changes described above, there were no material changes to our material cash requirements during the six months ended June 30, 2022 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the six months ended June 30, 2022, we earned $0.7 million in interest income from cash balances held in interest bearing bank accounts. As of June 30, 2022, we have a balance of $6.3 million in short-term U.S. Treasury bills. We do not enter into investments for trading or speculative purposes. The objective of holding marketable securities is to invest our excess cash resources in investment vehicles that diversify our cash holdings and provide a guaranteed rate of return, with limited risk to the principal amount invested. We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Income items and expenses are translated using the average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, research and development tax credits receivable, other receivables, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our Canadian dollar net exposure as of June 30, 2022, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in an increase of approximately $0.1 million on our net loss.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we are devoting substantially all of our financial resources and efforts to research and development of our product candidates including RP-3500 and RP-6306, as well as to enhancing our SNIPRx platform. To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020 and our follow-on offering in November 2021. Furthermore, pursuant to the Roche Agreement as described above, we received an upfront payment of $125 million in July 2022.

We have incurred significant operating losses since our inception in 2016. Our net loss was $72.9 million for the six months ended June 30, 2022 and $106.9 million and $53.4 million for the years ended December 31, 2021 and 2020, respectively. As of June 30, 2022, we had an accumulated deficit of $283.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned development of our product candidates, including our ongoing Phase 1 clinical trials of RP-6306;
•
initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future, including our earlier-stage programs;
•
seek to identify novel SL targets, develop small molecule inhibitors of these targets, nominate and develop additional product candidates and further expand our clinical product pipeline;
•
seek regulatory approvals for any product candidates that successfully complete clinical trials;
•
build a portfolio of product candidates through the discovery, development, or acquisition or in-license of drugs, product candidates or technologies;
•
establish a sales, marketing, manufacturing and distribution capability to commercialize any product candidate for which we may obtain marketing approval;
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

To become and remain profitable, we must succeed in developing and eventually commercializing products that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing clinical trials of any product candidates that we may pursue, obtaining regulatory approval, procuring commercial-scale manufacturing, marketing, and selling any products for which we may obtain regulatory approval, as well as discovering or acquiring and then developing additional product candidates. We are only in the preliminary stages of some of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those we currently expect, or if there are any delays in the initiation and completion of our clinical trials or the development of RP-6306 or any future product candidates.

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

To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020 and our follow-on offering in November 2021, as well as upfront payments from collaboration and research agreements. We expect to spend substantial amounts to advance our product candidates into clinical development and to complete the clinical development of, seek regulatory approvals for and commercialize our product candidates, if approved. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate certain of our research and development programs.

As of June 30, 2022, our cash and cash equivalents and marketable securities on hand was $282.1 million. We believe that our existing cash on hand, and the $125 million upfront payment received in July 2022 from the Roche Agreement, will enable us to fund our operating expenses and capital expenditure requirements into 2026. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•
the continuation of our ongoing and planned development of our product candidates, including our ongoing Phase 1 clinical trials of RP-6306;
•
the timing, costs, progress and results of our ongoing clinical trials of RP-6306;
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
•
the timing and amount of milestone and royalty payments that we are required to make or eligible to receive under our current or future collaboration agreements, including the Roche Agreement;
•
our election to opt-in to the co-development and profit share arrangement of RP-3500 pursuant to the Roche Agreement;
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
•
the revenue, if any, received from commercial sales of RP-3500, RP-6306 and any future product candidates for which we or our collaborators receive marketing approval;
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

Risks Related to the Development of Our Product Candidates

We are very early in our development efforts. If we are unable to advance our product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize any of our product candidates, or experience significant delays in doing so, our business will be materially harmed.

We have no products approved for sale and our initial clinical product candidates, RP-3500 and RP-6306, are still in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization, by us or our collaborators, of RP-3500, RP-6306 and one or more of our other product candidates. The success of our product candidates will depend on several factors, including the following:

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

There is no guarantee that the results obtained in current preclinical studies, our ongoing open-label Phase 1/2 clinical trials of RP-3500, our ongoing Phase 1 clinical trials of RP-6306 or any future clinical trials of any product candidate will be sufficient to obtain regulatory approval or marketing authorization for such product candidate.

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

Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, and in particular, our initial product candidates, RP-3500 and RP-6306. If we or our collaborators are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.

Our initial clinical product candidates, RP-3500 and RP-6306, were developed through the application of our SNIPRx platform. All of our product candidates to date were derived based on the same principle of SL. As such, negative results in the development of RP-3500 or RP-6306 may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may decrease trust in our technology and affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. If RP-3500 or RP-6306 shows unexpected adverse events or a lack of efficacy in the indications they are intended to treat, or if we or our collaborators experience other regulatory or developmental issues, our development plans and business could be significantly harmed.

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

The effects of any current or future regulatory measures and our work-from-home policies may negatively impact productivity, disrupt our business, and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results, and financial condition.

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
•
interruption of our clinical supply chain or key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal, state/provincial or municipal governments, employers and others, including supply chain interruptions caused by ongoing restrictions for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests; and
•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people.

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

Successful development of targeted therapeutics, such as our portfolio of SL small molecule inhibitors, as well as any related diagnostics, is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Our SNIPRx platform is based on new technologies and methods relating to precision target and biomarker identification, screening, and validation. While we believe our clinical development approach will eventually provide validation of our SNIPRx platform, we have not, to date, sought regulatory approval for any therapeutics developed through our platform. As such, it is difficult to accurately predict the developmental challenges we may incur for our current and future product candidates as we proceed through product discovery, identification, preclinical studies, and clinical trials.

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

We or our collaborators may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize RP-3500, RP-6306 and any future product candidates, including:

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

Identifying and qualifying patients to participate in clinical trials of our product candidates is critical to our success. The timing of completion of our clinical trials depends in part on the speed at which we can recruit patients to participate in testing our product candidates, and we may experience delays in our clinical trials if we encounter difficulties in enrollment. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In particular, because we are focused on patients with specific genomic alterations identified by our STEP2 screens, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. Certain genes identified by our STEP2 screens may not yet be included in commercially available panels or CLIA-validated panels used in large academic centers. We cannot be certain how many patients will have each of the genomic alterations that the applicable product candidate is designed to target or that the number of patients enrolled for each mutation will suffice for regulatory approval and inclusion of each such mutation in the approved label. We may be unsuccessful in our efforts to work with our clinical partners to identify patients who are eligible for our clinical trials.

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

We may explore the use of our product candidates in combination with other therapies, including those that are not yet approved. For example, pursuant to the terms of the Roche Agreement, we have retained the right to conduct specified clinical trials of RP-3500 in combination with RP-6306. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing, or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third-party payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (now a division of Eli Lilly and Company), Blueprint Medicines Corporation, Agios Pharmaceuticals, Inc., SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., and Turning Point Therapeutics, Inc., are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Artios Pharma Ltd., IDEAYA Biosciences, Inc., Impact Therapeutics, Inc., Atrin Pharmaceuticals LLC., Antengene Corporation, Schrodinger, Inc., Cyteir Therapeutics, Inc., and Debiopharm Group.

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

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell profitably or at all, if approved.

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

Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. Additionally, we or our collaborators may develop companion diagnostic tests for use with our product candidates. Companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical products, will apply to companion diagnostics. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.

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
•
the Health Insurance Portability and Accountability Act, or HIPAA, which created additional federal civil and criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. The Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 20202 and September 13, 2020, the Trump administration announced several executive orders related to prescription drug pricing that attempt to implement several of the administration’s proposals. The FDA also released a final rule and guidance in September 2020 implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the U.S. Department of Health and Human Services, or HHS, finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2027. On November 20, 2020, CMS issued an interim final rule implementing former President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles. In addition, Congress is considering drug pricing as part of other reform initiatives. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We do not currently have the infrastructure or capability internally to manufacture all our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations, or CMOs. Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We are dependent on our CMOs for the production of our product candidates in accordance with relevant regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Moreover, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting product development activities that could harm our competitive position.

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

For example, we are currently party to a collaboration agreement with Ono Pharmaceutical Co., or Ono, pursuant to which we and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. Similarly, in May 2020, we entered into a collaboration and license agreement with Bristol Myers Squibb pursuant to which we and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. In June 2022, we entered into a collaboration and license agreement with Roche regarding the development and commercialization of our product candidate RP-3500 and other specified ATR inhibitors. These and any future collaborations we enter into may pose a number of risks, including, but not limited to, the following:

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. While we have registered a trademark for our SNIPRx platform, we have not yet selected trademarks for RP-6306 and have not yet begun the process of applying to register trademarks for RP-6306 or any other product candidate. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, any proprietary name we propose to use with RP-6306 or any future product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Comparable foreign regulators may have similar requirements, and it is possible that different proprietary or non-proprietary names may be required in different jurisdictions.

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

Patents have a limited term. In most countries, including the United States, the expiration of a patent is generally 20 years after its first effective non-provisional filing date. However, depending upon the timing, duration, and specifics of FDA marketing approval of our product candidates, one or more of any U.S. patents we may be issued or have licensed may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments.

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

As of July 31, 2022, we had 163 full-time employees, including 135 employees engaged in research and development and 28 engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our development efforts effectively, including the ongoing Phase 1 clinical trials of RP-6306, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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
•
the commencement, enrollment, timing and results of our ongoing clinical trials of RP-6306 and any future product candidates or those of our competitors;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we or our collaborators receive marketing approval;
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

Based upon our common shares outstanding as of June 30, 2022, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 75% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Additionally, as of June 30, 2022, certain holders of our common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common shares less attractive to investors.

Because the market value of our common shares held by non-affiliates was less than $560 million as of June 30, 2022 and our revenue for the year ended December 31, 2021 were less than $100 million, we qualify as a “smaller reporting company” under the Exchange Act as of June 30, 2022. We may continue to be a smaller reporting company if either (i) the market value of our common shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our common shares held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. For so long as we remain a smaller reporting company, we are permitted and intend to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

We cannot predict if investors will find our common shares less attractive because we may rely on the exemptions and reduced disclosure obligations applicable to smaller reporting companies. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as amended and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. Furthermore, at such time we no longer qualify as a "smaller reporting company", our independent registered public accounting firm will be required to issue an annual report that attests the effectiveness of our internal control over financial reporting.

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

If we are unable to assert that our internal control over financial reporting is effective, investors could lose confidence in the reliability of our financial statements, the market price of our common shares could decline and we could be subject to sanctions or investigations by The Nasdaq Global Market, the SEC or other regulatory authorities.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 4, 2022, we entered into a Common Shares Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, as sales agent, pursuant to which we may issue and sell from time to time common shares, or the ATM Shares. The ATM Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-257668), which was declared effective by the Securities and Exchange Commission, or SEC, on April 25, 2022, up to a maximum aggregate amount of $125.0 million. We will file a prospectus supplement with the SEC on August 4, 2022 in connection with the offer and sale of the ATM Shares pursuant to the Sales Agreement.

We are not obligated to sell any ATM Shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations to sell ATM Shares from time to time based upon our instructions, including any price, time or size limits specified by us, subject to certain limitations. Under the Sales Agreement, Cowen may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including block transactions, sales made directly on the Nasdaq Global Market or sales made into any other existing trading market of our common shares.

We will pay Cowen a commission of up to 3.0% of the gross proceeds from each sale of ATM Shares, reimburse legal fees and disbursements and provide Cowen with customary indemnification and contribution rights. The Sales Agreement will terminate as set forth in the Sales Agreement.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Stikeman Elliott LLP, our Canadian counsel, has issued a legal opinion relating to the validity of the ATM Shares being offered pursuant to the Sales Agreement. A copy of such legal opinion, including the consent included therein, is filed as Exhibit 5.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any ATM Shares under the Sales Agreement nor shall there be any sale of such ATM Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

5.1*	Opinion of Stikeman Elliott LLP.

10.1*†	Collaboration and License Agreement by and between the registrant, Repare Therapeutics Inc. and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated June 1, 2022.

10.2*	Common Shares Sales Agreement, dated August 4, 2022, by and between and between Repare Therapeutics Inc. and Cowen and Company, LLC.

23.1*	Consent of Stikeman Elliott LLP (included in Exhibit 5.1 hereto).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

† Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that the registrant treats as private or confidential.

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

REPARE THERAPEUTICS INC.

Date: August 4, 2022	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)