Form 10-Q
period 2022-09-30
Repare Therapeutics Inc.
filed 2022-11-09
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, there were 41,961,510 of the registrant’s common shares, no par value per share, outstanding.

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
•
our ability to obtain regulatory approval of RP-6306 and any of our other current and future product candidates that we develop;
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
•
the timing of completion of enrollment and availability of data from our current preclinical studies and clinical trials, including our Phase 1 clinical trials of RP-6306;
•
the expected timing of filings with regulatory authorities for any product candidates that we develop, including RP-2119;
•
our expectations regarding the potential market size and the rate and degree of market acceptance for any product candidates that we develop;
•
the effects of competition with respect to RP-6306, camonsertib, RP-2119 or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
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
•
Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, and in particular, our initial product candidates, camonsertib and RP-6306. If we, or our collaborators, are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of September 30,	As of December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$155,191	$334,427
Marketable securities	215,162	7,439
Research and development tax credits receivable	2,907	2,580
Income tax receivable	629	—
Collaboration revenue receivable	9,626	—
Other receivables	1,447	654
Prepaid expenses	5,635	6,314
Total current assets	390,597	351,414
Property and equipment, net	4,683	5,604
Operating lease right-of-use assets	5,904	7,491
Other assets	497	586
Deferred tax assets	7,477	3,620
TOTAL ASSETS	$409,158	$368,715
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,345	$2,302
Accrued expenses and other current liabilities	15,615	18,622
Operating lease liability, current portion	2,127	1,721
Deferred revenue, current portion	34,784	11,921
Income tax payable	—	523
Total current liabilities	61,871	35,089
Operating lease liability, net of current portion	3,767	5,592
Deferred revenue, net of current portion	37,744	39,613
TOTAL LIABILITIES	103,382	80,294
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of September 30, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding as of September 30, 2022, and December 31, 2021, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of September 30, 2022 and December 31, 2021; 41,961,510 and 41,850,162 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	481,782	480,699
Additional paid-in capital	32,173	17,988
Accumulated other comprehensive loss	(524)	—
Accumulated deficit	(207,655)	(210,266)
Total shareholders’ equity	305,776	288,421
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$409,158	$368,715

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Collaboration agreements	$112,545	$278	$113,632	$723
Operating expenses:
Research and development, net of tax credits	31,242	25,361	89,175	62,075
General and administrative	7,904	6,596	24,621	18,574
Total operating expenses	39,146	31,957	113,796	80,649
Income (loss) from operations	73,399	(31,679)	(164)	(79,926)
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	126	33	250	(92)
Interest income	2,027	53	2,700	155
Other expense	(37)	(7)	(56)	(21)
Total other income, net	2,116	79	2,894	42
Income (loss) before income taxes	75,515	(31,600)	2,730	(79,884)
Income tax recovery (expense)	(54)	708	(119)	1,266
Net income (loss)	$75,461	$(30,892)	$2,611	$(78,618)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities	$(524)	$—	$(524)	$—
Total other comprehensive loss	(524)	—	(524)	—
Comprehensive income (loss)	$74,937	$(30,892)	$2,087	$(78,618)
Net income (loss) per share attributable to common shareholders:
Basic	$1.80	$(0.83)	$0.06	$(2.12)
Diluted	$1.71	$(0.83)	$0.06	$(2.12)
Weighted-average common shares outstanding:
Basic	41,945,617	37,122,668	41,902,554	37,026,116
Diluted	44,177,376	37,122,668	44,160,481	37,026,116

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2020	36,902,924	$384,313	$5,875	$—	$(103,358)	$286,830
Exercise of stock options	87,786	297	(114)	—	—	183
Share-based compensation expense	—	—	2,057	—	—	2,057
Net loss and comprehensive loss	—	—	—	—	(21,417)	(21,417)
Balance, March 31, 2021	36,990,710	$384,610	$7,818	$—	$(124,775)	$267,653
Exercise of stock options	115,497	731	(282)	—	—	449
Share-based compensation expense	—	—	3,183	—	—	3,183
Issuance of common shares	3,299	113	—	—	—	113
Net loss and comprehensive loss	—	—	—	—	(26,309)	(26,309)
Balance, June 30, 2021	37,109,506	$385,454	$10,719	$—	$(151,084)	$245,089
Exercise of stock options	14,489	129	(49)	—	—	80
Share-based compensation expense	—	—	3,693	—	—	3,693
Issuance of common shares under the 2020 Employee Share Purchase Plan	9,943	407	(124)	—	—	283
Net loss and comprehensive loss	—	—	—	—	(30,892)	(30,892)
Balance, September 30, 2021	37,133,938	$385,990	$14,239	$—	$(181,976)	$218,253

Balance, December 31, 2021	41,850,162	$480,699	$17,988	$—	$(210,266)	$288,421
Exercise of stock options	12,235	46	(18)	—	—	28
Share-based compensation expense	—	—	4,755	—	—	4,755
Issuance of common shares under the 2020 Employee Share Purchase Plan	16,807	303	(90)	—	—	213
Net loss and comprehensive loss	—	—	—	—	(34,757)	(34,757)
Balance, March 31, 2022	41,879,204	$481,048	$22,635	$—	$(245,023)	$258,660
Exercise of stock options	44,268	332	(127)	—	—	205
Share-based compensation expense	—	—	4,745	—	—	4,745
Net loss and comprehensive loss	—	—	—	—	(38,093)	(38,093)
Balance, June 30, 2022	41,923,472	$481,380	$27,253	$—	$(283,116)	$225,517
Exercise of stock options	16,930	80	(30)	—	—	50
Share-based compensation expense	—	—	5,053	—	—	5,053
Issuance of common shares under the 2020 Employee Share Purchase Plan	21,108	322	(103)	—	—	219
Other comprehensive loss	—	—	—	(524)	—	(524)
Net income	—	—	—	—	75,461	75,461
Balance, September 30, 2022	41,961,510	$481,782	$32,173	$(524)	$(207,655)	$305,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss) for the period	$2,611	$(78,618)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation expense	14,553	8,933
Depreciation expense	1,523	1,103
Non-cash lease expense	1,643	1,248
Foreign exchange (gain) loss	(230)	10
Net (accretion)/amortization of marketable securities	(733)	85
Deferred tax	(3,857)	(1,431)
Changes in operating assets and liabilities:
Prepaid expenses	676	(2,425)
Research and development tax credits receivable	(340)	(295)
Collaboration revenue receivable	(9,626)	—
Other receivables	(831)	3,429
Other non-current assets	89	(616)
Accounts payable	7,066	(295)
Accrued expenses and other current liabilities	(1,291)	5,166
Operating lease liability, current portion	536	(174)
Income taxes	(1,152)	129
Operating lease liability, net of current portion	(1,672)	(584)
Deferred revenue	20,994	(723)
Net cash provided by (used in) operating activities	29,959	(65,058)
Cash Flows From Investing Activities:
Purchases of property and equipment	(2,322)	(1,525)
Proceeds from maturities of marketable securities	6,400	5,450
Purchase of marketable securities	(213,914)	(5,203)
Net cash used in investing activities	(209,836)	(1,278)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	283	712
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	432	283
Net cash provided by financing activities	715	995
Effect of exchange rate fluctuations on cash held	(74)	(60)
Net Decrease In Cash And Cash Equivalents	(179,236)	(65,401)
Cash and cash equivalents at beginning of period	334,427	326,396
Cash and cash equivalents at end of period	$155,191	$260,995

Supplemental Disclosure Of Cash Flow Information:
Property and equipment purchases incurred but not yet paid	$—	$13
Right-of-use asset obtained in exchange for new operating lease liability	$56	$3,827
Deferred financing costs in accruals and other current liabilities	$—	$104

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2021, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2022, the consolidated results of its operations for the three and nine months ended September 30, 2022 and 2021, its statements of shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and its consolidated cash flows for the nine months ended September 30, 2022 and 2021.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2021 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report. There have been no changes to the Company's significant accounting policies since the date of the audited consolidated financial statements for the year ended December 31, 2021 included in the Annual Report, except as noted under “Recently Adopted Accounting Pronouncements”.

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

Smaller Reporting Company

The Company qualifies as a “smaller reporting company” under the Exchange Act as of September 30, 2022 because the market value of its common shares held by non-affiliates was less than $560 million as of June 30, 2022 and its revenue for the year ended December 31, 2021 was less than $100 million. As a smaller reporting company, the Company may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as the Company remains a smaller reporting company, it is permitted and the Company intends to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Certain amendments thereto were also issued by the FASB. ASU 2016-13 and the related amendments implement an impairment model, known as the current expected credit loss model, that is based on expected losses rather than incurred losses. Under the new guidance, we will recognize our estimate of current expected credit losses as an allowance on financial assets measured at amortized cost for investments classified as available for sale. The Company adopted ASU 2016-13 and the related amendments thereto on January 1, 2022. The adoption of ASU 2016-13 and the related amendments thereto did not have a material impact on the Company’s condensed consolidated financial statements or disclosures as of and for the three months and nine months ended September 30, 2022.

Recently Issued Accounting Pronouncements Not Yet Adopted

There were no new accounting pronouncements issued since the filing of the Annual Report, which could have a significant impact on the Company's condensed consolidated financial statements.

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

COVID-19 Pandemic

In connection with the COVID-19 pandemic, the Company previously established a cross-functional task force and has implemented business continuity plans designed to address and mitigate the impact of COVID-19 on its employees and its business, including its preclinical studies and its ongoing and planned clinical trials. The Company has taken measures to secure its research and development activities, while work in its laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While the Company is experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the COVID-19 pandemic, the Company’s business, financial condition, and results of operations could be materially adversely affected. The Company cannot predict the ultimate impact, if any, of the COVID-19 pandemic related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the pandemic. The Company continues to monitor the COVID-19 pandemic as it evolves its business continuity plans, clinical development plans and response strategy.

There is a possibility that the Company’s current or future clinical trial sites may be affected by the COVID-19 pandemic due to prioritization of hospital resources toward the COVID-19 pandemic, as well as the inability to access sites for initiation, patient enrollment and monitoring. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. The Company is aware that several clinical sites involved in its clinical trials have in the past temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay or extend the Company’s projected clinical trial timelines. Some of the Company’s third-party manufacturers, which it uses for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials, and contract research organizations may be impacted by the COVID-19 pandemic. Should they experience disruptions, such as temporary closures or suspension of services, the Company would likely experience delays in advancing its current or planned clinical trials. As of the date of these financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update its estimates, assumptions and judgments or revise the carrying value of its assets or liabilities. Actual results could differ from these estimates, and any such differences may be material to the Company’s consolidated financial statements.

3. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2022 and December 31, 2021:

Description	Financial Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Observable Inputs (Level 3)
	(in thousands)
As of September 30, 2022
Assets
Cash equivalents
Money market funds	$10,510	$10,510	$—	$—
Marketable securities
U.S. Treasury notes	111,547	—	111,547	—
U.S. Treasury bills	103,615	—	103,615
Total financial assets	$225,672	$10,510	$215,162	$—

As of December 31, 2021
Assets
Cash equivalents
Money market funds	$2,535	$2,535	$—	$—
Marketable securities
U.S. Treasury notes	7,439	7,439	—	—
Total financial assets	$9,974	$9,974	$—	$—

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure the fair value. The valuation technique used to measure fair value for the Company’s marketable securities is a market approach, using prices and other relevant information generated by market transactions involving identical or comparable assets. If market prices are not available, the fair value measurement is based on models that use primarily market-based parameters including yield curves, volatilities, credit ratings and currency rates. In certain cases where market rate assumptions are not available, the Company is required to make judgements about assumptions market participants would use to estimate the fair value of a financial instrument.

During the nine months ended September 30, 2022, there were no transfers between fair value measure levels.

4. Cash and Cash Equivalents and Marketable Securities

As of September 30, 2022 and December 31, 2021, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2022
Money market funds included in cash and cash equivalents	$10,510	$—	$—	$10,510
Marketable securities:
U.S. Treasury notes	111,891	—	(344)	111,547
U.S. Treasury bills	103,795	7	(187)	103,615
Total	$226,196	$7	$(531)	$225,672

As of December 31, 2021
Money market funds included in cash and cash equivalents	$2,535	$—	$—	$2,535
Marketable securities:
U.S. Treasury notes	7,439	—	—	7,439
Total	$9,974	$—	$—	$9,974

Interest receivable was $0.3 million and nil as of September 30, 2022 and December 31, 2021, respectively, and is included in other receivables.

Pursuant to the Company’s adoption of ASU 2016-13 and the related amendments thereto on January 1, 2022, the Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the condensed consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in general and administrative expenses within the condensed consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectability of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The Company held marketable securities with an aggregate fair value of $194.8 million and nil that were in an unrealized loss position as of September 30, 2022 and December 31, 2021, respectively. These marketable securities have been in an unrealized loss position for less than twelve months. The unrealized losses as of September 30, 2022 were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the three and nine months ended September 30, 2022 and 2021.

The Company recognized $0.5 million in net unrealized losses in other comprehensive loss in the three and nine months ended September 30, 2022 (nil in the three and nine months ended September 30, 2021).

The maturities of the Company’s money market funds included in cash and cash equivalents, and marketable securities is less than one year.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued compensation and benefits	$4,479	$4,867
Accrued research and development expense	10,265	11,272
Accrued professional services	616	387
Accrued property and equipment purchases	—	1,719
Other	255	377
Total accrued expenses and other current liabilities	$15,615	$18,622

6. Collaboration and License Agreements

(a) Roche Collaboration and License Agreement

In June 2022, the Company entered into a collaboration and license agreement (the “Roche Agreement”) with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, “Roche”) regarding the development and commercialization of the Company’s product candidate camonsertib (also known as RP-3500) and specified other Ataxia-Telangiectasia and Rad3-related protein kinase (“ATR”) inhibitors (the “Licensed Products”). The transaction was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, which were met on July 13, 2022 (“Effective Date”). Pursuant to the Roche Agreement, the Company granted Roche a worldwide, perpetual, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products, as well as a non-exclusive, sublicensable license to certain related companion diagnostics. The Company has agreed to complete specified ongoing clinical trials in accordance with the development plan in the Roche Agreement, as well as ongoing investigator sponsored trials (together, the “Continuing Trials”) at the Company’s expense. Roche will assume all subsequent development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. The Company retained the right to conduct specified clinical trials (the “Repare Trials”) of camonsertib in combination with the Company’s PKMYT1 compound (also known as RP-6306). The Roche Agreement also provides the Company, at its sole discretion, with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval is received. If the Company chooses to exercise its co-development and profit share option, it will continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.

The Roche Agreement was subsequently amended in October 2022 to extend the timeline to negotiate in good faith the parties’ rights and obligations with respect to the Repare Trials, as defined in the Roche Agreement, and to clarify indications included in the development plan that are subject to milestones.

Under the terms of the Roche Agreement, the Company received an upfront, nonrefundable payment of $125.0 million in July 2022. The Company is also entitled to an additional payment of $4.0 million negotiated with Roche for revisions to the clinical development plan under the Roche Agreement as agreed to by the parties at the time of the Effective Date. The Company is further entitled to receive $5.6 million for the transfer of clinical trial material on hand to Roche, as agreed to pursuant to the Roche Agreement. As of September 30, 2022, the additional payment of $4.0 million and the clinical trial materials transfer of $5.6 million are recorded as collaboration revenue receivable. The $5.6 million receivable for the transfer of clinical trial materials was collected in October 2022. The Company is eligible to receive up to $1.172 billion in potential clinical, regulatory, commercial and sales milestones, as well as royalties on global net sales ranging from high-single-digits to high-teens, subject to certain specified reductions. Royalties are payable by Roche on a product by product and country by country basis until the later of 12 years following the first commercial sale of a licensed product in such country or the expiration of certain exclusivity rights.

The Roche Agreement will expire upon the last to expire royalty term or, as applicable, the end of the U.S. co-development and profit share arrangement. Additionally, Roche may terminate the agreement for convenience in its entirety or on a product by product or country by country basis subject to certain notice periods. Either party may terminate earlier upon the other party’s uncured material breach of the agreement or insolvency. Subject to the terms of the Roche Agreement, effective upon termination of the Roche Agreement, the Company is entitled to retain specified licenses to be able to continue to exploit the Licensed Products.

The Company assessed the Roche Agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that Roche is a customer within the context of the agreement. At inception, the Company identified several performance obligations under the agreement, being (i) the combination of the exclusive perpetual license to the Licensed Products and the non-exclusive license to certain companion diagnostics, (ii) the research and development activities related to the completion of the

Continuing Trials, as well as (iii) the transfer of clinical trial materials on hand. The Company determined that the exclusive license to the Licensed Products and the non-exclusive license to certain companion diagnostics should be combined into one distinct performance obligation as they were not capable of being distinct from each other within the context of the agreement given both are highly interdependent of each other. The Company determined that the combined licenses, the completion of the Continuing Trials and the transfer of clinical trial materials were all capable of being distinct and were distinct within the context of the Roche Agreement given such activities are independent of each other and Roche could benefit from either separately.

The Company determined that the transaction price at the onset of the agreement is $134.6 million, being the total non-refundable upfront payment received of $125.0 million, the additional $4.0 million payment receivable and the $5.6 million receivable for the transfer of clinical trial materials. Additional consideration is to be paid to the Company upon the achievement of multiple clinical, regulatory and sales milestones. The Company utilized the most likely method approach and concluded that these amounts were constrained based on the probability of achievement. As such, the Company excluded this additional consideration from the transaction price.

The Company has allocated the transaction price of $134.6 million to each performance obligation based on the relative stand-alone selling price of each performance obligation at inception. The Company has determined the estimated stand-alone selling price at contract inception of the combined licenses by applying a probability adjusted discounted cashflow model which forecasts future cash flows related to the licenses. The Company considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product pursuant to the license. The Company has determined the estimated stand-alone selling price at contract inception of the research and development activities required to complete the Continuing Trials based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to complete the Continuing Trials included the length of time required, the internal hours as well as external costs expected to be incurred, the number patients and the number of clinical and investigator sponsored trials. The Company has determined the stand-alone selling price of the clinical trial materials transferred based on the purchase price from external vendors, without applying a markup as the materials have a built-in margin from the external vendors. Based on the relative stand-alone selling price, the allocation of the transaction price to the separate performance obligations was as follows:

Performance obligation	Transaction price
(in thousands)
Combined licenses	$105,327
Completion of Continuing Trials	26,585
Transfer of clinical trial materials	2,714
Total transaction price	$134,626

Revenue associated with the combined licenses was recognized at a point in time upon the transfer of the licenses to Roche on the effective date of the Roche Agreement as the Company concluded that the combined licenses were a functional intellectual property license that Roche could benefit from as of the time of grant. Revenue associated with the completion of the Continuing Trials has been deferred and will be recognized on a proportional performance basis over the period of time to complete the Continuing Trials, being estimated at within 24 months of the effective date, using input-based measurements of total costs of research and development incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period. Revenue associated with the transfer of clinical trial materials was recognized at a point in time upon delivery of the clinical trial materials to Roche in the third quarter of 2022.

The Company recognized $112.3 million for the three and nine months ended September 30, 2022 as revenue associated with the Roche Agreement, of which $105.3 million related to the grant of the combined licenses, $2.7 million related to the clinical trial materials transferred, and $4.3 million related to the partial recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

As of September 30, 2022, there was $22.3 million (December 31, 2021 - nil) of deferred revenue related to the Roche Agreement, of which $16.7 million (December 31, 2021 - nil) was classified as current and $5.6 million (December 31, 2021 - nil) was classified as non-current in the condensed consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed.

We do not expect the upfront payment made with respect to the Roche Agreement to trigger cash tax obligations due to our accumulated tax losses available.

(b) Bristol-Myers Squibb Collaboration and License Agreement

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

The Company recognized $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $1.3 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, as revenue associated with the BMS Agreement in relation to research activities performed.

In October 2021, the Company received notification from Bristol Myers Squibb of their option exercise for two druggable targets directed at a single synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, the Company recognized $6.5 million as revenue in the fourth quarter of 2021 with regards to the achievement of the performance obligation from Bristol Myers Squibb and the related option fees received. No amounts were recognized in the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, there was $41.2 million (December 31, 2021 - $42.5 million) of deferred revenue related to the BMS Agreement, of which $9.1 million (December 31, 2021 - $2.9 million) was classified as current and $32.1 million (December 31, 2021 - $39.6 million) was classified as non-current in the condensed consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

7. Leases

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2022, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

The following tables contain a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating Leases
Lease Costs
Operating lease costs	$614	$563	$1,845	$1,406
Short-term lease costs	9	22	24	27
Variable lease costs	32	20	132	130
Total lease costs	$655	$605	$2,001	$1,563

	Nine Months Ended September 30,
	2022	2021
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$1,334	$913
Right-of-use assets obtained in exchange for new operating lease liability	$56	$3,827
Weighted-average remaining lease term (in years)	2.67	3.51
Weighted-average discount rate	4.0%	4.0%

8. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of September 30, 2022, the total number of common shares that may be issued under the ESPP is 1,066,673.

The ESPP enables eligible employees to purchase common shares of the Company at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. At the end of each offering period, accumulated payroll deductions are used to purchase the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or suspend contributions to the ESPP. If the participant elects to withdraw during an offering, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. The ESPP purchases only whole shares of the Company’s shares. ESPP offering periods occur on a rolling six-month basis.

The Company issued 37,915 common shares under the ESPP during the nine months ended September 30, 2022 at a weighted-average price per share of $11.43. Cash received from purchases under the ESPP for the nine months ended September 30, 2022 was $0.4 million.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of share options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased granting awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to grant equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for the issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2022, the total number of common shares that may be issued under the 2020 Plan is 7,923,715.

Total outstanding stock options as of September 30, 2022 was as follows:

	2022
	Number of shares	Weighted average exercise price
Outstanding at beginning of period	5,322,591	$14.76
Granted	3,213,667	$14.29
Exercised	(73,433)	$3.85
Cancelled or forfeited	(399,648)	$20.78
Outstanding at end of period	8,063,177	$14.37

During the nine months ended September 30, 2022, an aggregate of 73,433 options were exercised at a weighted-average exercise price of $3.85 per share, for aggregate proceeds of $0.3 million. As a result, an amount of $0.2 million previously included in additional paid-in capital related to the exercised options has been credited to common shares and deducted from additional paid-in capital.

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Fair value of stock options	$8.45	$21.99	$9.40	$23.29
Risk-free interest rate	2.89%	0.98%	2.09%	0.73%
Expected terms (in years)	6.08	5.85	5.98	5.99
Expected volatility	81.20%	76.10%	78.82%	75.61%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Share-Based Compensation

Share-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$2,600	$1,557	$7,351	$3,985
General and administrative	2,453	2,136	7,202	4,948
Total share-based compensation expense	$5,053	$3,693	$14,553	$8,933

Share-based compensation expense by type of award was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	$4,969	$3,636	$14,376	$8,784
ESPP	84	57	177	149
Total share-based compensation expense	$5,053	$3,693	$14,553	$8,933

As of September 30, 2022, there was $46.3 million of unrecognized share-based compensation expense related to unvested stock options to be recognized over a weighted average period of 2.0 years.

9. Net Income (Loss) per Share

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common shareholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$75,461	$(30,892)	$2,611	$(78,618)
Denominator:
Weighted-average common shares outstanding — basic	41,945,617	37,122,668	41,902,554	37,026,116
Dilutive impact of outstanding stock options and shares issuable under the ESPP	2,231,759	—	2,257,927	—
Weighted-average common shares outstanding — diluted	44,177,376	37,122,668	44,160,481	37,026,116
Net income (loss) per share
Basic	$1.80	$(0.83)	$0.06	$(2.12)
Diluted	$1.71	$(0.83)	$0.06	$(2.12)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common shares	5,255,255	5,256,353	5,255,255	5,256,353
Estimated shares issuable under the ESPP	—	3,286	—	3,286

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

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of an SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our initial product candidate, camonsertib (also known as RP-3500), a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase). In June 2022, we entered into a worldwide license and collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively referred to as Roche, for the development and commercialization of camonsertib. In July 2020, we began dosing patients in our Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of camonsertib in advanced solid tumors and, in August 2021, we began dosing patients in our Phase 1b/2 ATTACC clinical trial of camonsertib to evaluate the safety and efficacy of camonsertib in combination with approved poly (ADP-ribose) polymerase, or PARP, inhibitors, olaparib and niraparib, in patients with molecularly selected cancers.

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

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On June 23, 2020, we completed our initial public offering, or IPO, whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. On November 1, 2021, we completed a follow-on offering, or the 2021 Offering, whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of September 30, 2022, we had cash and cash equivalents and marketable securities on hand of $370.4 million.

Since inception, we have incurred significant operating losses. Our net losses were $106.9 million and $53.4 million for the years ended December 31, 2021 and 2020, respectively, and we generated net income of $2.6 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $207.7 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including RP-6306, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration and license agreements.

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

COVID-19 Business Update

In connection with the COVID-19 pandemic, we previously established a cross-functional task force and have implemented business continuity plans designed to address and mitigate the impact of COVID-19 on our employees and our business, including our preclinical studies and ongoing and planned clinical trials. We have taken measures to secure our research and development activities, while work in laboratories and facilities has been re-organized to reduce risk of COVID-19 transmission. While we are experiencing limited financial impacts at this time, given the global economic slowdown, the overall disruption of global healthcare systems and the other risks and uncertainties associated with the pandemic, our business, financial condition, and results of operations could be materially adversely affected. We cannot predict the ultimate impact, if any, of the COVID-19 pandemic related to both known and unknown risks, including future quarantines, closures and other restrictions resulting from the pandemic. We continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans, clinical development plans and response strategy.

As of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic continues to have a modest impact on our business operations. There is the possibility that our current or future clinical trial sites may be affected by the COVID-19 pandemic due to prioritization of hospital resources toward the COVID-19 pandemic, as well as, the inability to access sites for initiation, patient enrollment and monitoring. As a result, patient screening, new patient enrollment, monitoring and data collection may be affected or delayed. We are aware that several clinical sites involved in our clinical trials have in the past temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. These developments may delay or extend our projected clinical trial timelines. Some of our third-party manufacturers, which we use for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests and clinical trials, and contract research organizations may be impacted by the COVID-19 pandemic. Should they experience disruptions, such as temporary closures or suspension of services, we would likely experience delays in advancing our current or planned clinical trials.

Recent Developments

•
Evaluating RP-6306, a first-in-class, oral PKMYT1 inhibitor as a monotherapy and in combinations in multiple Phase 1 studies.
•
We continue to advance Phase 1 clinical trials evaluating RP-6306 as a monotherapy (MYTHIC), as well as in combinations with gemcitabine (MAGNETIC), FOLFIRI (MINOTAUR), and camonsertib (MYTHIC), each for the treatment of molecularly selected advanced solid tumors.
•
Initial Phase 1 clinical data readout for RP-6306 is expected in the first half of 2023.
•
Based on promising preclinical data released at the 34th EORTC-NCI-AACR Symposium in October 2022, we are working with clinical investigators to initiate clinical testing of a new carboplatin combination with RP-6306 in 2023.

We demonstrated that the PKMYT1 inhibitor RP-6306 synergized with carboplatin in multiple CCNE1 high/amplified cellular models to induce an increase in DNA damage, which led to increased cell death compared to either agent alone. The combination of RP-6306 and carboplatin induced profound tumor regression in the OVCAR3 xenograft model and was well tolerated with no additional suppression of red blood cells or neutrophils.
•
Preclinical data from RP-6306 was published in Journal of Medicinal Chemistry in July 2022. The article, entitled “Discovery of an Orally Bioavailable and Selective PKMYT1 Inhibitor, RP-6306” is available on our website under Scientific References.
•
Advancing camonsertib, a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of tumors with specific synthetic-lethal genomic alterations, in partnership with Roche.
•
Under the agreement with Roche, Roche assumed the development of camonsertib with the potential to expand development into additional tumor indications and multiple combination studies.
•
Repare will continue to provide ongoing support for the TRESR and ATTACC trials into 2023.
•
In connection with this agreement, we received a $125 million upfront payment in July 2022. We are eligible to receive up to an additional $1.172 billion in potential development, regulatory, commercial and sales milestones, including up to $55 million in potential near-term payments, and royalties on global net sales ranging from high-single-digits to high-teens.
•
Advancing IND-enabling studies for RP-2119, our Polθ inhibitor, and plan to initiate clinical trials in the summer of 2023.
•
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

Under the Roche Agreement, we granted Roche a worldwide, perpetual, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products. Roche will assume development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. We have agreed to complete specified ongoing clinical trials at our expense. We also retained the right to conduct specified clinical trials of camonsertib in combination with our PKMYT1 compound (also known as RP-6306).

The Roche Agreement was subsequently amended in October 2022 to extend the timeline to negotiate in good faith the parties’ rights and obligations with respect to the Repare Trials, as defined in the Roche Agreement, and to clarify indications included in the development plan that are subject to milestones.

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

The Company determined that the transaction price at the onset of the Roche Agreement was $134.6 million, being (i) the total non-refundable upfront payment received of $125.0 million, (ii) the additional $4.0 million payment receivable, negotiated with Roche for revisions to the clinical development plan under the Roche Agreement, and (iii) the $5.6 million receivable for the transfer of clinical trial materials.

Performance obligation	Transaction price
(in thousands)
Combined licenses	$105,327
Completion of Continuing Trials	26,585
Transfer of clinical trial materials	2,714
Total transaction price	$134,626

The Company recognized $112.3 million for the three and nine months ended September 30, 2022 as revenue associated with the Roche Agreement, of which $105.3 million related to the grant of the combined licenses, $2.7 million related to the clinical trial materials transferred, and $4.3 million related to the partial recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

As of September 30, 2022, there was $22.3 million (December 31, 2021 - nil) of deferred revenue related to the Roche Agreement, of which $16.7 million (December 31, 2021 - nil) was classified as current and $5.6 million (December 31, 2021 - nil) was classified as non-current in the condensed consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed.

We do not expect the upfront payment made with respect to the Roche Agreement to trigger cash tax obligations due to our accumulated tax losses available.

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

In October 2021, we received notification from Bristol Myers Squibb of their option exercise for druggable targets directed at a synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, we recognized $6.5 million as revenue in the fourth quarter of 2021 with regards to the achievement of the performance obligation from Bristol Meyers Squibb and the related option fees received. No amounts were recognized in the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, there was $41.2 million (December 31, 2021 - $42.5 million) of deferred revenue related to the BMS Agreement, of which $9.1 million (December 31, 2021 - $2.9 million) was classified as current and $32.1 million (December 31, 2021 - $39.6 million) was classified as non-current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

In the three months ended September 30, 2022 and 2021, we recognized $0.2 million and $0.3 million, respectively, and in the nine months ended September 30, 2022 and 2021, we recognized $1.3 million and $0.7 million, respectively, as revenue associated with the BMS Agreement in relation to research activities performed to date.

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

As of September 30, 2022 and December 31, 2021 we classified $9.0 million as current deferred revenue related to the Ono Agreement as we consider the completion of our performance obligation under the Ono Agreement to be probable with the advancement of a development candidate and initiation of IND-enabling studies under the program in 2022.

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

The following table summarizes our research and development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Discovery costs
Direct external costs	$2,428	$2,890	$7,763	$7,910
Laboratory supplies and research materials	1,134	1,119	3,541	3,580
Personnel related costs	3,664	2,883	12,120	8,171
Facilities related costs	322	367	1,101	1,103
Other costs	1,235	960	3,525	2,629
	8,783	8,219	28,050	23,393
Development
Direct external costs
Camonsertib program	6,415	8,069	19,433	17,102
RP-6306 program	6,387	4,805	18,457	10,117
RP-2119 program	2,179	—	3,198	—
Personnel related costs	5,695	3,651	16,533	10,192
Facilities related costs	200	217	606	427
Other costs	1,892	636	3,933	1,707
	22,768	17,378	62,160	39,545
R&D tax credits	(309)	(236)	(1,035)	(863)
Total research and development costs	$31,242	$25,361	$89,175	$62,075

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

Other Income (Expense), Net

Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign exchange, interest income earned on our cash and cash equivalents and marketable securities, and other expenses such as interest and bank charges.

Realized and unrealized gains and losses on foreign exchange consist of realized and unrealized gains and losses from holding cash and foreign currency denominated other receivables, accounts payable, accrued expenses and other current liabilities as well as operating lease liabilities.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration agreements	$112,545	$278	$112,267
Operating expenses:
Research and development, net of tax credits	31,242	25,361	5,881
General and administrative	7,904	6,596	1,308
Total operating expenses	39,146	31,957	7,189
Income (loss) from operations	73,399	(31,679)	105,078
Other income (expense), net:
Realized and unrealized gain (loss) on foreign exchange	126	33	93
Interest income	2,027	53	1,974
Other expense	(37)	(7)	(30)
Total other income, net	2,116	79	2,037
Income (loss) before income taxes	75,515	(31,600)	107,115
Income tax recovery (expense)	(54)	708	(762)
Net income (loss)	$75,461	$(30,892)	$106,353

Revenue

We recognized revenue of $112.3 million for the three months ended September 30, 2022 in connection with our entry into the Roche Agreement, of which $105.3 million related to the satisfaction of our performance obligation for the combined licenses, $2.7 million related to the transfer of clinical trial materials as delivery has occurred, and $4.3 million related to the partial recognition of deferred revenue for research and development services performed to complete Continuing Trials during the period.

We also recognized $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, as a result of partial revenue recognition of the deferred revenue from the BMS Agreement, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $31.2 million for the three months ended September 30, 2022, compared to $25.4 million for the three months ended September 30, 2021. The increase of $5.8 million was primarily due to:

•
a $1.6 million increase in direct external costs related to the advancement of the RP-6306 program and the advancement of RP-2119 into IND-enabling studies, offset by lower direct external costs for camonsertib following the transfer of CMC related activities to Roche pursuant to the collaboration agreement;
•
a $2.8 million increase in personnel-related costs, including a $1.0 million increase in share-based compensation, primarily related to increased headcount in support of our discovery and development activities; and
•
a $1.4 million increase in other research and material expense mostly for external costs not involved in the camonsertib, RP-6306 or RP-2119 programs.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended September 30, 2022, compared to $6.6 million for the three months ended September 30, 2021. The increase of $1.3 million in general and administrative expenses consisted of:

•
a $0.8 million increase in personnel related costs, including a $0.3 million increase in share-based compensation, primarily related to increased headcount as we scale the organization;

•
a $0.9 million increase in professional fees associated with the Roche collaboration agreement and the establishment of our at-the-market offering with Cowen and Company, LLC, as well as timing of audit and Sarbanes-Oxley Act of 2002 related compliance efforts;
•
a $0.2 million increase in other general and administrative expenses; and
•
a $0.6 million decrease in our D&O insurance premium.

Other Income (Expense), Net

Other income, net was $2.1 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $2.0 million was primarily attributable to higher sums invested in cash and cash equivalents and marketable securities as well as higher interest rates.

Income Tax Recovery (Expense)

The income tax expense of $0.1 million for the three months ended September 30, 2022 primarily reflected taxable income in our U.S. subsidiary. Our taxable profit in the United States is expected to be higher than in prior years as a result of amendments to Internal Revenue Code Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act, that prescribe U.S.-based research and experimental expenditures be capitalized and amortized ratably over a five-year period instead of being deductible in the year incurred. Absent a change in law, this provision is expected to increase our 2022 cash payments of income taxes significantly as compared to 2021. Our year to date fiscal 2022 tax installment by our U.S. subsidiary was $4.6 million for the nine months ended September 30, 2022 as compared to $0.6 million of installments made for the full fiscal year 2021.

The income tax recovery of $0.7 million for the three months ended September 30, 2021 primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue:
Collaboration agreements	$113,632	$723	$112,909
Operating expenses:
Research and development, net of tax credits	89,175	62,075	27,100
General and administrative	24,621	18,574	6,047
Total operating expenses	113,796	80,649	33,147
Income (loss) from operations	(164)	(79,926)	79,762
Other income (expense), net:
Realized and unrealized gain (loss) on foreign exchange	250	(92)	342
Interest income	2,700	155	2,545
Other expense	(56)	(21)	(35)
Total other income, net	2,894	42	2,852
Income (loss) before income taxes	2,730	(79,884)	82,614
Income tax recovery (expense)	(119)	1,266	(1,385)
Net income (loss)	$2,611	$(78,618)	$81,229

Revenue

We recognized revenue of $112.3 million for the nine months ended September 30, 2022 in connection with our entry into the Roche Agreement, of which $105.3 million related to the satisfaction of our performance obligation for the combined licenses, $2.7 million related to the transfer of clinical trial materials as delivery has occurred, and $4.3 million related to the partial recognition of deferred revenue for research and development services performed to complete Continuing Trials during the period.

We also recognized $1.3 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively, as a result of partial revenue recognition of the deferred revenue from the BMS Agreement, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $89.2 million for the nine months ended September 30, 2022, compared to $62.1 million for the nine months ended September 30, 2021. The increase of $27.1 million was primarily due to:

•
a $13.7 million increase in direct external costs related to the advancements of the RP-6306 and camonsertib programs, and the advancement of RP-2119 into IND-enabling studies;
•
a $10.3 million increase in personnel-related costs, including a $3.4 million increase in share-based compensation, primarily related to increased headcount in support of our discovery and development activities; and
•
a $3.1 million increase in other research and development costs, including travel, depreciation, facilities, and external costs not involved in the camonsertib, RP-6306 or RP-2119 programs.

General and Administrative Expenses

General and administrative expenses were $24.6 million for the nine months ended September 30, 2022, compared to $18.6 million for the nine months ended September 30, 2021. The increase of $6.0 million in general and administrative expenses consisted of:

•
a $3.6 million increase in personnel related costs, including a $2.3 million increase in share-based compensation, primarily related to increased headcount as we scale the organization;
•
a $2.2 million increase in professional fees associated with the Roche collaboration agreement and the establishment of our at-the-market offering with Cowen and Company, LLC, as well as timing of audit and Sarbanes-Oxley Act of 2002 related compliance efforts;
•
a $0.8 million increase in other general and administrative expenses mainly related to facilities and IT costs; and
•
a $0.6 million decrease in our D&O insurance premium.

Other Income (Expense), Net

Other income, net was $2.9 million and nil for nine months ended September 30, 2022 and 2021, respectively. The increase of $2.9 million was primarily attributable to higher sums invested in cash and cash equivalents and marketable securities as well as higher interest rates.

Income Tax Recovery (Expense)

The income tax expense of $0.1 million for the nine months ended September 30, 2022 primarily reflected taxable income in our U.S. subsidiary. Our taxable profit in the United States is expected to be higher than in prior years as a result of amendments to Internal Revenue Code Section 174, which took effect January 1, 2022 pursuant to the 2017 Tax Cuts and Jobs Act, that prescribe U.S.-based research and experimental expenditures be capitalized and amortized ratably over a five-year period instead of being deductible in the year incurred. Absent a change in law, this provision is expected to increase our 2022 cash payments of income taxes significantly as compared to 2021. Our year to date fiscal 2022 tax installment by our U.S. subsidiary was $4.6 million for the nine months ended September 30, 2022 as compared to $0.6 million of installments made for the full fiscal year 2021.

The income tax recovery of $1.3 million for the nine months ended September 30, 2021 primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. In June 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting commissions, and offering expenses of $3.2 million. In November 2021, we completed a follow-on offering whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions and offering expenses of $0.8 million.

In August 2022, we entered into a Common Shares Sale Agreement, or the Sales Agreement, with Cowen and Company, LLC as sales agent, pursuant to which we may issue and sell common shares from time to time, or the ATM Shares. The ATM Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-257668), up to a maximum aggregate amount of $125.0 million. No shares have been issued under the Sales Agreement as of the date of this Quarterly Report on Form 10-Q.

Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also partnered with Ono for our Polθ inhibitor program and Bristol Myers Squibb for research and development of potential new product candidates for the treatment of cancer and received initial upfront payments of approximately $59.0 million in the aggregate. In 2022 we entered into a collaboration and license agreement with Roche for camonsertib and have received initial payments of $130.6 million.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct U.S.-based research and development expenditures in the current fiscal year and requires taxpayers to amortize them over five years pursuant to Internal Revenue Code Section 174. Absent a change in law, this provision is expected to increase our 2022 cash payments of income taxes significantly as compared to 2021. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will materially reduce our cash flows beginning in 2022. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of September 30, 2022, our cash and cash equivalents and marketable securities on hand was $370.4 million. We believe that our existing cash and cash equivalents and marketable securities on hand will be sufficient to fund our anticipated operating and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the initiation, timing, costs, progress and results of our product candidates, including our ongoing Phase 1 clinical trials of RP-6306;
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
•
the revenue, if any, received from commercial sales of camonsertib, RP-6306 and any future product candidates for which we or our collaborators receive marketing approval; and
•
the costs of operating as a public company.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net cash provided by (used in) operating activities	$29,959	$(65,058)	$95,017
Net cash used in investing activities	(209,836)	(1,278)	(208,558)
Net cash provided by financing activities	715	995	(280)
Effect of exchange rate fluctuations on cash held	(74)	(60)	(14)
Net Decrease In Cash And Cash Equivalents	$(179,236)	$(65,401)	$(113,835)

Operating Activities

Net cash provided by operating activities was $30.0 million for the nine months ended September 30, 2022, reflecting a net income of $2.6 million, a net change of $14.4 million in our net operating assets and non-cash charges of $13.0 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, and non-cash lease expense offset by deferred taxes. The change in our net operating assets was primarily due to a net increase of $11.4 million related to balances in deferred revenues and collaboration revenue receivable from the Roche Agreement.

Net cash used in operating activities was $65.1 million for the nine months ended September 30, 2021, reflecting a net loss of $78.6 million, offset by a net change of $3.6 million in our net operating assets and non-cash charges of $9.9 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, and non-cash lease expense offset by deferred taxes. The change in our net operating assets was due to a decrease of $3.4 million in other receivables, as well as an increase of $5.3 million in accrued expenses and other current liabilities and income taxes, offset by an increase of $3.3 million in prepaid expenses, research and development tax credits receivable and other non-current assets, as well as a $1.8 million decrease in accounts payable, operating lease liabilities and deferred revenue.

The $95.0 million increase in cash provided by operating activities for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 is primarily due to the $125.0 million upfront payment under the Roche Agreement offset by an increase in operating expenses, specifically direct external costs and personnel-related costs, as we advance the development of our product candidates.

Investing Activities

Net cash used in investing activities was $209.8 million for the nine months ended September 30, 2022 and resulted primarily from purchases of marketable securities.

Net cash used in investing activities was $1.3 million for the nine months ended September 30, 2021 and resulted primarily from purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.7 million consisting of net proceeds from the exercise of stock options and issuance of common shares under the ESPP for the nine months ended September 30, 2022.

Net cash provided by financing activities was $1.0 million consisting of net proceeds from the exercise of stock options and issuance of common shares under the ESPP for the nine months ended September 30, 2021.

Material Cash Requirements

In June 2022, we procured a D&O liability insurance policy for a total aggregate premium of $4.3 million, including excise tax. The premium of $4.3 million was paid in the quarter ended September 30, 2022.

In July 2022, we entered into an agreement with The Broad Institute, Inc., or Broad, under which Broad will perform specialty screening services at our request over the course of a three-year term in exchange for payments of approximately $0.8 million per year, beginning in July 2022, totaling $2.3 million in the aggregate. The initial $0.8 million was paid in the quarter ended September 30, 2022.

Other than the changes described above, there were no material changes to our material cash requirements during the nine months ended September 30, 2022 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Recently Adopted Accounting Pronouncements

See Note 2 to our annual consolidated financial statements included in the Annual Report and Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates.

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the nine months ended September 30, 2022, we earned $2.7 million in interest income from cash balances held in interest bearing bank accounts and marketable securities. As of September 30, 2022, we have a balance of $215.2 million in short-term U.S. Treasury bills and U.S. Treasury notes. We do not enter into investments for trading or speculative purposes. The objective of holding marketable securities is to invest our excess cash resources in investment vehicles that diversify our cash holdings and provide a guaranteed rate of return, with limited risk to the principal amount invested. We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments. In addition, we have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by a change in market interest rates on our marketable securities.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at exchange rates in effect at each balance sheet date. Income items and expenses are translated using the average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, other receivables, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our Canadian dollar net exposure as of September 30, 2022, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in an increase of approximately $0.1 million on our net income (loss).

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

We are a clinical-stage biopharmaceutical company founded in 2016, and our operations to date have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential synthetic lethal, or SL, gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and clinical development, including continuing our open-label Phase 1/2 clinical trials of camonsertib and our ongoing Phase 1 clinical trials of RP-6306, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we are devoting substantially all of our financial resources and efforts to research and development of our product candidates including camonsertib and RP-6306, as well as to enhancing our SNIPRx platform. To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020 and our follow-on offering in November 2021, as well as upfront payments from collaboration and research agreements.

We have incurred significant operating losses since our inception in 2016. Our net income was $2.6 million for the nine months ended September 30, 2022 and a net loss of $106.9 million and $53.4 million for the years ended December 31, 2021 and 2020, respectively. As of September 30, 2022, we had an accumulated deficit of $207.7 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

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

As of September 30, 2022, our cash and cash equivalents and marketable securities on hand was $370.4 million. We believe that our existing cash on hand, will enable us to fund our operating expenses and capital expenditure requirements into 2026. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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
•
our election to opt-in to the co-development and profit share arrangement of camonsertib pursuant to the Roche Agreement;
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
•
the revenue, if any, received from commercial sales of camonsertib, RP-6306 and any future product candidates for which we or our collaborators receive marketing approval;
•
the addition of equipment and physical infrastructure to support our research and development; and
•
the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, camonsertib, RP-6306 and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or altogether terminate our research and development programs or future commercialization efforts.

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

We have no products approved for sale and our initial clinical product candidates, camonsertib and RP-6306, are still in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization, by us or our collaborators, of camonsertib, RP-6306 and one or more of our other product candidates. The success of our product candidates will depend on several factors, including the following:

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

There is no guarantee that the results obtained in current preclinical studies, our ongoing open-label Phase 1/2 clinical trials of camonsertib, our ongoing Phase 1 clinical trials of RP-6306 or any future clinical trials of any product candidate will be sufficient to obtain regulatory approval or marketing authorization for such product candidate.

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

Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, and in particular, our initial product candidates, camonsertib and RP-6306. If we or our collaborators are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.

Our initial clinical product candidates, camonsertib and RP-6306, were developed through the application of our SNIPRx platform. All of our product candidates to date were derived based on the same principle of SL. As such, negative results in the development of camonsertib or RP-6306 may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may decrease trust in our technology and affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. If camonsertib or RP-6306 shows unexpected adverse events or a lack of efficacy in the indications they are intended to treat, or if we or our collaborators experience other regulatory or developmental issues, our development plans and business could be significantly harmed.

We have limited experience as a company in conducting clinical trials.

We have limited experience as a company in conducting clinical trials. We began our first clinical trial of camonsertib in July 2020 and our first clinical trial of RP-6306 in April 2021. In part because of this lack of experience, we cannot be certain that our clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations, or CROs, and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any master services agreement with CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We have filed INDs for camonsertib and RP-6306, but we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

We or our collaborators may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize camonsertib, RP-6306 and any future product candidates, including:

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

Our product candidates will require clinical testing before we are prepared to submit a new drug application, or NDA, or equivalent application required in another jurisdiction for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA or equivalent application required in another jurisdiction for regulatory approval for any of our product candidates or whether any such application will be approved by the FDA or other comparable regulatory authority, as applicable. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other comparable regulatory authority may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the diseases we are studying. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials for camonsertib, RP-6306 and any future product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.

We initiated our first clinical trial, an open-label Phase 1/2 clinical trial of camonsertib, in the third quarter of 2020 and initiated a Phase 1 clinical trial of RP-6306 in the second quarter of 2021. Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events.

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

Aside from PARP inhibitors, such as Lynparza, Rubraca, Zejula and Talzenna, no small molecule inhibitor therapeutics for SL in DNA damage have been approved to date by the FDA or other comparable regulators. Adverse events in future clinical trials of our product candidates or in clinical trials of others developing similar products and the resulting publicity, as well as any other adverse events in the field of SL, or other products that are perceived to be similar to SL, such as those related to gene therapy or gene editing, could result in a decrease in the perceived benefit of one or more of our programs, increased regulatory scrutiny, decreased confidence by patients and CROs in our product candidates, and less demand for any product that we may develop. Our pipeline of SL small molecule inhibitor product candidates could result in a greater quantity of reportable adverse events or other reportable negative clinical outcomes, manufacturing reportable events or material clinical events that could lead to clinical delays or holds by the FDA or applicable regulatory authority or other clinical delays, any of which could negatively impact the perception of one or more of our SL programs, as well as our business as a whole. In addition, responses by U.S. federal or foreign governments to negative public perception may result in new legislation or regulations that could limit our ability to develop any product candidates or commercialize any approved products, obtain, or maintain regulatory approval, or otherwise achieve profitability. More restrictive statutory regimes, government regulations, or negative public opinion would have an adverse effect on our business, financial condition, results of operations, and prospects, and may delay or impair the development of our product candidates and commercialization of any approved products or demand for any products we may develop.

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

We currently expect, and may in the future choose, to conduct one or more clinical trials outside the United States, including in Europe. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, or GCP, regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Results for our clinical trials may differ by jurisdiction as a result of varying standards of care or local restrictions on reimbursement from third-party payors for clinical trials, thereby affecting the willingness of the FDA or any comparable foreign regulatory authority to accept such data. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We may explore the use of our product candidates in combination with other therapies, including those that are not yet approved. For example, pursuant to the terms of the Roche Agreement, we have retained the right to conduct specified clinical trials of camonsertib in combination with RP-6306. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing, or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third-party payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (now a division of Eli Lilly and Company), Blueprint Medicines Corporation, Agios Pharmaceuticals, Inc., SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., Turning Point Therapeutics, Inc., and Exelixis, Inc. are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Artios Pharma Ltd., IDEAYA Biosciences, Inc., Impact Therapeutics, Inc., Atrin Pharmaceuticals LLC., Antengene Corporation, Schrodinger, Inc., Cyteir Therapeutics, Inc., Acrivon Therapeutics, Inc., and Debiopharm Group.

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

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut-hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and other litigation, and further healthcare reform measures of the Biden administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect until 2031 unless additional action is taken by Congress. These Medicare sequester reductions had been suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within 90 days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

For example, we are currently party to a collaboration agreement with Ono Pharmaceutical Co., or Ono, pursuant to which we and Ono have agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. Similarly, in May 2020, we entered into a collaboration and license agreement with Bristol Myers Squibb pursuant to which we and Bristol Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. In June 2022, we entered into a collaboration and license agreement with Roche regarding the development and commercialization of our product candidate camonsertib and other specified ATR inhibitors. These and any future collaborations we enter into may pose a number of risks, including, but not limited to, the following:

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

As of October 31, 2022, we had 168 full-time employees, including 136 employees engaged in research and development and 32 engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
•
the level of expenses related to camonsertib, RP-6306 and any future product candidates or clinical development programs;
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

Based upon our common shares outstanding as of September 30, 2022, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 67% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they may be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

We have filed registration statements on Form S-8 to register our common shares that are issuable pursuant to our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, as well as, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act. Furthermore, in August 2022, we entered into the Sales Agreement with Cowen and Company, LLC as sales agent, pursuant to which we may issue and sell from time to time common shares up to a maximum aggregate amount of $125.0 million in sales deemed to be an “at the market offering,” as defined by the Securities Act.

Additionally, as of September 30, 2022, certain holders of our common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as amended and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. Furthermore, if at such time we no longer qualify as a "smaller reporting company", our independent registered public accounting firm will be required to issue an annual report that attests the effectiveness of our internal control over financial reporting.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2021, we had Canadian federal and provincial non-capital loss carry forwards of $113.2 million, which expire beginning in 2037 through 2041. In addition, we also have scientific research and experimental development expenditures of approximately $40.5 million for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. We also have scientific research and experimental development tax credit carry forwards of approximately $6.6 million for Canadian federal income tax purposes, which expire beginning in 2036 through 2041. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Our United States deferred tax assets may not be realized.

As of December 31, 2021, we had U.S. federal research and development credit carryforwards of approximately $1.7 million, which begin to expire in 2041. There is a risk that our existing carryforwards could expire unused and be unavailable to offset future income tax liabilities. As of December 31, 2021, we also had U.S. state research and development credit carryforwards of approximately $0.3 million, which expire in 2036. We may also be unable to use our existing carryforwards if they are successfully challenged by the U.S. Internal Revenue Service, or the law related to research and development tax credits changes. For these reasons, our ability to utilize our research and development tax credit carryforwards and other tax attributes to reduce future tax liabilities may be limited, which would have a material adverse effect on our cash flows and results of operations.

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

(c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

10.1*†	First Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics Inc. and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated October 7, 2022.

10.2*†	Second Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics Inc. and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated October 7, 2022.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

REPARE THERAPEUTICS INC.

Date: November 9, 2022	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)