Form 10-K
period 2022-12-31
Repare Therapeutics Inc.
filed 2023-02-28
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common shares held by non-affiliates was $454,878,023 as of June 30, 2022, based on a total of 32,514,512 common shares held by non-affiliates and a closing price of $13.99 as reported on The Nasdaq Stock Market on June 30, 2022.

The number of shares of registrant’s common shares outstanding as of February 24, 2023 was 42,077,896.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2023 annual meeting of shareholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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
•
We are very early in our development efforts. If we are unable to advance our product candidates into and through clinical development, obtain regulatory approval and ultimately commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.
•
Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, and in particular, our initial product candidates, camonsertib and RP-6306. If we or our collaborators, are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.
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
•
If we fail to develop new products and product candidates or compete successfully with respect to acquisitions, joint ventures, licenses or other collaboration opportunities, our ability to continue to expand our product pipeline and our growth and development would be impaired.
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
•
our expectations regarding the potential market size and the rate and degree of market acceptance for any product candidates that we develop, including other current and future product candidates that we develop;
•
our ability to receive any milestone or royalty payments under our collaboration and license agreements;
•
the effects of competition with respect to RP-6306, camonsertib or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
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

PART I

Item 1. Business.

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our initial product candidate, camonsertib (RP-3500 or RG6526), a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase). In July 2020, we began dosing patients in our Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of camonsertib in advanced solid tumors and, in August 2021, we began dosing patients in our Phase 1b/2 ATTACC clinical trial of camonsertib to evaluate the safety and efficacy of camonsertib in combination with approved poly (ADP-ribose) polymerase, or PARP, inhibitors, olaparib and niraparib, in patients with molecularly selected cancers. We signed a worldwide license and collaboration agreement with Roche for the development and commercialization of camonsertib in June 2022, which resulted in a $125 million upfront payment and up to an additional $1.172 billion in potential development, regulatory, commercial and sales milestones, plus royalties on global net product sales.

In April 2021, we initiated our Phase 1 MYTHIC clinical trial for RP-6306, our PKMYT1 (Protein Kinase Membrane-associated tyrosine- and threonine- specific cdc-2 inhibitory kinase) SL inhibitor, as a monotherapy for the treatment of molecularly selected advanced solid tumors, and anticipate early Phase 1 read-outs from the trial in the first half of 2023. We initiated Phase 1 combination studies of RP-6306 with gemcitabine (MAGNETIC) in December 2021, camonsertib (MYTHIC) in May 2022, and FOLFIRI (MINOTAUR) in August 2022, each for the treatment of molecularly selected advanced solid tumors, and anticipate providing an update on some of these combination studies in the fourth quarter of 2023. In the fourth quarter of 2022, we received fast track designation for RP-6306 in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7, or PPP2R1A mutated platinum resistant ovarian cancer. Based on promising preclinical data released at the 34th EORTC-NCI-AACR Symposium in October 2022, we are working with clinical investigators to initiate clinical testing, as part of an investigator-sponsored trial (IST), of a fourth new RP-6306 combination with carboplatin, with first patient dosing expected in the first half of 2023. In the fourth quarter of 2022, we entered into an agreement with Canadian Cancer Trials Group, or CCTG, for a planned, basket Phase 2 IST to evaluate RP-6306 in patients with selected, advanced cancers receiving standard agents. We plan to modify the trial to include a sub-study, which will evaluate RP-6306 in combination with gemcitabine in patients with CD4/6i-resistant ER+/HER2- metastatic breast cancer.

We continue to focus on the advancement of our preclinical programs into clinical development. We expect to initiate IND-enabling studies in the first half of 2023 for a small molecule against an undisclosed target with potential to enter the clinic in late 2023 or early 2024, which represents an acceleration from our prior expectations for this program. We are also pursuing development of an inhibitor of polymerase theta (Polθ) in collaboration with Ono, as Polθ is SL with multiple gene deficiencies found in tumors, including BRCA alterations. In 2022, we selected a proposed inhibitor, which we designated as RP-2119. In February 2023, based on our review of ongoing preclinical studies, we elected to prioritize other Polθ inhibiting compounds in our preclinical development portfolio, which we believe have a higher probability for clinical impact relative to RP-2119. We are now guiding toward clinical entry for a Polθ inhibitor in 2024.

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

A cornerstone of our company is our SNIPRx platform, which enables us to accurately identify SL gene pairs and the corresponding patients who are most likely to benefit from our therapies based on the genetic profile of their tumors. These differentiated patient selection insights have driven the development of our initial product candidate, camonsertib, which is designed as a selective inhibitor of the DNA repair protein ataxia telangiectasia and Rad3-related protein, or ATR, a kinase that is activated by DNA replication stress. Tumors containing alterations in genes encoding other DNA repair proteins, such as ataxia-telangiectasia mutated kinase, or ATM, are SL with ATR inhibition and were observed to be hypersensitive to camonsertib in our preclinical models. We believe that the preclinical selectivity and pharmacokinetic properties of camonsertib support the profile of a differentiated therapy with the potential to enhance anti-tumor activity as compared to third party ATR inhibitors currently in development. Based on our preclinical studies, we believe camonsertib has the potential to provide therapeutic benefit to identified patient populations both as a monotherapy and in combination with other therapies such as poly (ADP-ribose) polymerase, or PARP, inhibitors.

We are developing a portfolio of product candidates based on targets identified using our SNIPRx platform to treat cancers with a high unmet medical need. Our second designated program, RP-6306, is focused on a novel target we discovered to be SL with amplification of cyclin E1, or CCNE1, or deleterious alterations in FBXW7, or PPP2R1A in tumors such as gynecological, colorectal and upper gastrointestinal malignancies.

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

We have systematically analyzed genomic data from approximately 60,000 tumor samples and identified a set of clinically relevant tumor genomic alterations, which we refer to as tumor lesions, that are linked to genomic instability. The initial tumor lesions are present in approximately 30% of tumors. For each of these tumor lesions, we have completed a SNIPRx screen campaign to identify both previously reported and unreported targets that are SL with the tumor lesion of the campaign. The majority of our SNIPRx screen campaigns have identified multiple potential targets, which allows us to prioritize and select targets based on their potential to be amenable to small molecule inhibitors with drug-like properties. Once a SL product candidate is identified, we perform our proprietary SNIPRx Targeted Expansion of Patient Populations, or STEP2, screens to identify additional genomic alterations that are SL to our product candidate. Using these screens, we are able to enrich the patient population in our clinical trials and expand the patient populations that may be addressable with our product candidates.

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

Our Corporate History and Team

Our company was founded in 2016 by field-leading academics and Versant Ventures to systematically employ SL insights and platforms and develop new precision oncology medicines. Our co-founder, Daniel Durocher, Ph.D., a principal investigator at the Lunenfeld-Tanenbaum Research Institute, was an early pioneer of genome-wide, SL screening using CRISPR, which formed the framework for our SNIPRx platform. Our other co-founders, Agnel Sfeir, Ph.D. now at Memorial Sloan Kettering Cancer Center and Frank Sicheri, Ph.D. at the Lunenfeld-Tanenbaum Research Institute, also played a key role in the development of our company.

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

Our Strategy

Our goal is to be the leading biopharmaceutical company developing precision oncology, small molecule therapies based on SL. The key elements of our strategy are to:

•
Advance our initial product candidate, camonsertib, by completing ongoing clinical development and supporting collaboration partner Roche in driving broad global development and commercialization. We designed camonsertib to have a highly selective and potent profile that may enable it to be a leading inhibitor of ATR, if approved, that is further leveraged by our differentiated STEP2 patient selection approach. In July 2020, we began monotherapy dosing in our open-label Phase 1/2 clinical trial. In parallel with the monotherapy dose-escalation portion of the trial, in February 2021, we initiated patient recruitment of the combination therapy arm to evaluate the safety and efficacy of camonsertib in combination with a PARP inhibitor, talazoparib in the same patient subgroups. In August 2021, we initiated patient recruitment in our open-label Phase 1b/2 ATTACC trial of camonsertib in combination with niraparib and olaparib, two additional PARP inhibitors. In October 2021, we presented initial Phase 1 monotherapy clinical data from our open-label Phase 1/2 TRESR trial of camonsertib in patients with solid tumors. We then presented comprehensive Phase 1 monotherapy clinical data from this trial in April 2022. In June 2022, we announced a worldwide license and collaboration agreement with Roche for the development and commercialization of camonsertib for the treatment of tumors with specific synthetic-lethal genomic alterations. Under the terms of collaboration, Roche assumes all subsequent development of camonsertib with the potential to expand development into additional tumor indications and multiple combination studies.
•
Advance RP-6306 through clinical development by leveraging our differentiated STEP2 patient selection approach. We designed RP-6306 to be a first-in-class, highly selective and potent small-molecule, oral inhibitor of PKMYT1, which is a novel target that we discovered to be synthetic lethal with CCNE1 amplification and other deleterious genetic alterations. In April 2021, we began dosing patients in our open-label Phase 1 MYTHIC trial of RP-6306 designed to evaluate the safety and tolerability of RP-6306 in advanced solid tumors that are characterized by genomic alterations predicted by our SNIPRx platform to be sensitive to RP-6306. In December 2021, we enrolled the first patient in our open-label Phase 1 MAGNETIC trial to evaluate the safety and tolerability of RP-6306 in combination with gemcitabine. In January 2022, we initiated patient recruitment in our open-label Phase 1 MINOTAUR trial to evaluate the safety and tolerability of RP-6306 in combination with FOLFIRI. In May 2022, we initiated patient recruitment in a new arm of the Phase 1 MYTHIC clinical trial, which is designed to evaluate the safety and tolerability of RP-6306 in combination with camonsertib in patients with advanced solid tumors. In the fourth quarter of 2022, we received fast track designation for RP-6306 in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated platinum resistant ovarian cancer. Based on promising preclinical data released at the 34th EORTC-NCI-AACR Symposium in October 2022, we are working with clinical investigators to initiate clinical testing of a new carboplatin combination with RP-6306 that is expected to dose the first patient in the first half of 2023. In the fourth quarter of 2022, we entered into an agreement with CCTG for a planned, basket Phase 2 IST to evaluate RP-6306 in patients with selected, advanced cancers receiving standard agents. A sub-study under the master protocol will evaluate RP-6306 in combination with gemcitabine in patients with CD4/6i-resistant ER+/HER2- metastatic breast cancer. We plan to provide an initial Phase 1 clinical data readout for RP-6306 in the first half of 2023 for monotherapy, and anticipate providing an update on some of the combination studies in the fourth quarter of 2023.
•
Continue to advance our preclinical programs into clinical development. In addition to camonsertib and RP-6306, we have several programs in preclinical development. We expect to initiate IND-enabling studies in the first half of 2023 for a small molecule against an undisclosed target with potential to enter the clinic in late 2023 or early 2024, which represents an acceleration from our prior expectations for this program. We are also pursuing development of an inhibitor of polymerase theta (Polθ) in collaboration with Ono, as Polθ is SL with multiple gene deficiencies found in tumors, including BRCA alterations. In 2022, we selected a proposed inhibitor, which we designated as RP-2119, and initiated IND-enabling studies. In January 2023, we amended our research services, license and collaboration agreement, or the Ono Agreement, with Ono Pharmaceutical Co., Ltd., or Ono, to extend the research term until July 31, 2023. In the first quarter of 2023, we received an approximate $1.5 million (¥200 million) research service payment from Ono due to the achievement of a specified research trigger for our Polθ program, under the companies’ 2019 agreement. In February 2023, based on our review of ongoing preclinical studies, we elected to prioritize other Polθ inhibiting compounds in our preclinical development portfolio, which we believe have a higher probability for clinical impact relative to RP-2119. We are now guiding toward clinical entry for a Polθ inhibitor in 2024.
•
Extend our leading position in SL drug discovery. We have systematically analyzed genomic data from approximately 60,000 tumor samples and have identified a set of tumor lesions that are linked to genomic instability. This current set of tumor lesions provides us with the opportunity to be among the first to mine this substantial, largely non-overlapping genomic space for new SL gene pairs and develop a robust portfolio of novel targeted therapeutics. We intend to continue leveraging our leading position in the identification of novel oncology SL gene pairs and systematically applying our STEP2 screens to expand the addressable patient populations for each of our product candidates. We believe our approach will allow us to continue to build a sustainable and long-term pipeline of novel product candidates for the targeted treatment of cancers with high unmet medical need.
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

Background

Targeted Oncology Therapeutics

The first-generation of approved targeted therapies were predominately directed at driver mutations, which target specific types of receptor tyrosine kinases, such as, bcr-abl, EGFR and HER2, and have largely represented the focus of the targeted oncology sector for the last 20 years. A rapid evolution in the understanding of tumor biology coupled with an improved ability to segment subsets of tumors based on genomic alterations have led to the development of new generations of targeted cancer therapies for a variety of additional tumor-specific genomic abnormalities.

Targeting DNA repair genes and specifically loss of function alterations is an emerging area of research with PARP inhibitors pioneering the field. The growing number of compounds in development and multiple clinical studies have begun to reveal patterns of clinical benefit alone and in combination with several other agents. We expect both monotherapy and combination trials with these agents to emerge quickly and reshape the therapeutic landscape across many disease areas. Consistent with this trend and the specific cell cycle-related mechanisms of action for our lead assets, we have initiated comprehensive development plans for camonsertib and RP-6306 alone or in combination with multiple agents.

The speed at which the field has identified genetic changes associated with tumors has outpaced the discovery and development of precision medicines that can target those alterations. Oncology drug development has been primarily focused on genes with readily druggable alterations that confer new or enhanced protein activity, known as gain-of-function targets, such as EGFR. These include both gain-of-function alterations, such as CCNE1, as well as loss-of-function alterations, such as BRCA1. In June 2019, the New England Journal of Medicine referred to SL as a particularly attractive means to target the complex and gene-network oriented relationships associated with this previously undiscovered domain of oncology targets.

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

Illustration of Synthetic Lethality Approach

The first clinically-validated SL gene pair was PARP-BRCA1/2, and based on the efficacy of PARP inhibitors, the SL approach to treating cancer has achieved substantial commercial validation. PARP enzymes regulate critical DNA repair pathways that cancer cells rely on as they grow and divide. PARP inhibition blocks these pathways, preventing DNA repair in cancer cells with a BRCA1/2 alteration and resulting in cancer cell death while sparing normal cells. Multiple PARP inhibitors, including olaparib (AstraZeneca), niraparib (GlaxoSmithKline), talazoparib (Pfizer), rucaparib (Clovis) and pamiparib (Beigene), have been approved for the treatment of tumors with BRCA and other DNA damage repair alterations, including ovarian, breast, prostate and pancreatic cancers.

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

2. Execute SNIPRx screen campaign.

Utilize our SNIPRx screening technology to identify target gene candidates that induce SL in the context of our set of tumor lesions.

For each of the tumor lesions we identified, each of which we refer to as an original tumor lesion, we have completed a screen campaign utilizing CRISPR technology and other tools to create proprietary isogenic cell lines, which are pairs of cell lines that are identical with the exception of a single genomic alteration. This allows us to identify, on a genome-wide basis, both known and novel targets that are SL with each original tumor lesion. Our SNIPRx platform has been optimized to both sensitivity and reproducibility, resulting in a significant decrease in false negatives compared to what has been reported with other CRISPR-based screening technologies.

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

We have assembled an internal research team that has extensive experience in small molecule drug discovery with a proven track record of identifying development candidates and delivering them into and through the clinic. Our team has deep in-house capabilities in cell biology, molecular biology, biochemistry, enzymology, medicinal chemistry, computational chemistry, and molecular modeling. We also have proven capabilities in drug metabolism, pharmacokinetic/pharmacodynamics, and absorption, distribution, metabolism, and excretion evaluation, as well as pharmacology, including dedicated in vivo animal facilities to internally drive translational studies for human clinical trials. We believe these capabilities were demonstrated in the discovery and development of camonsertib and RP-6306.

5. Perform SNIPRx Targeted Expansion of Patient Populations (STEP2) screens.

Expand our potential patient populations beyond those identified by the original SL pair.

Once we have identified a clinical candidate, our STEP2 screens utilize a set of cell lines that, when treated with our clinical candidate, elucidate genes that, when knocked down, cause sensitivity to our selected inhibitor. These screens not only confirm the SL relationship with the original tumor lesion, but also identify additional genomic alterations that confer a response to our product candidates and are mutually exclusive from the original tumor lesion. We believe the identification of these new SL pairs allows us to rationally expand our targeted patient populations by enabling us to potentially treat patients with tumors across multiple genomic alterations with the same product candidate.

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

•
Designed to Address Previously Untargetable Tumor Biology. Oncology drug development has been primarily focused on genes with readily druggable alterations that confer new or enhanced protein activity, known as gain-of-function targets, such as EGFR. The remaining targets have historically been considered undruggable. These include both gain-of-function alterations, such as CCNE1, as well as loss-of-function alterations, such as BRCA1. Our SNIPRx platform has demonstrated an ability to identify novel SL relationships, including those that address previously untargetable tumor biology.
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

SNIPRx Screen Campaign Identifies Both Known and Novel SL Pairs Undetected by Cancer Cell Line Panels

A. SNIPRx BRCA1 Isogenic SL Screen

B. External BRCA1 Cell Panel SL Screens

Our Clinical Stage Product Candidates

Camonsertib, Also Known as RP-3500 or RG6526, an Oral ATR Inhibitor

Overview

Our initial clinical-stage product candidate, camonsertib, is a potent and selective oral small molecule inhibitor of ATR that we are developing for the treatment of tumors with mutations in ATM, which is a SL pair with ATR. ATR is a critical DNA damage response, or DDR, protein that acts as both the master regulator of the response to DNA replication stress, as well as a central effector of the DNA damage checkpoint. Based on the previously published SL relationship between ATR and ATM, ATR has been the target of prior drug discovery efforts, and ATR inhibitors in development have demonstrated promising, durable clinical responses in a small number of patients in early clinical trials. Through our STEP2 screens, we believe that we have more precisely identified and expanded the patient populations that would benefit from camonsertib, which allows us to differentiate and enrich our clinical development strategy as well as address multiple types of solid tumors.

Camonsertib has demonstrated an optimized anti-tumor effect, selectivity, and pharmacokinetics profile in preclinical studies that we believe supports the potential for it to be a leading ATR inhibitor, if approved. We also conducted multiple STEP2 screens in which we confirmed the SL relationship between ATR and ATM and identified an additional 19 genes that are also SL with ATR, potentially expanding the patient populations that may benefit from our product candidate. In July 2020, we began dosing in our open-label Phase 1/2 clinical trial of camonsertib in patients with advanced tumors that have alterations in the ATM gene or a subset of 16 additional genetic alterations identified through our STEP2 screens. We believe the design of our trial allows us to enrich the patient population in our trials with those who are most likely to respond to camonsertib. In parallel with the monotherapy dose-escalation portion of the trial, in February 2021 we initiated patient recruitment of the combination therapy arm to evaluate the safety and efficacy of camonsertib in combination with a PARP inhibitor, talazoparib in the same patient subgroups. In August 2021, we initiated patient recruitment in our open-label Phase 1b/2 ATTACC trial of camonsertib in combination with niraparib and olaparib, two additional PARP inhibitors. In October 2021, we presented initial Phase 1 monotherapy clinical data from our open-label Phase 1/2 TRESR trial in patients with solid tumors at the AACRA-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The presentation included the recommended Phase 2 dose and schedule choice and confirmed camonsertib activity in tumors with alterations hypothesized by our SNIPRx platform.

In April 2022, we presented comprehensive Phase 1 monotherapy clinical data from the TRESR Phase 1/2 trial, reflecting analysis of 120 patients, of which 99 patients were evaluable for efficacy as of the data cutoff date of February 14, 2022 (excluding one patient evaluated as of March 22, 2022). The study included 95 patients who received therapeutically active doses or at the recommended Phase 2 dose schedule of 3 days on / 4 days off, and reflecting the data cutoff of mid-February 2022. Monotherapy with camonsertib continued to appear safe and well tolerated. Anemia was the most common treatment-related adverse event and easily manageable. Only 24.2% of all patients in the 3 days on / 4 days off schedule experienced Grade 3 anemia, and none experienced Grade 4 anemia. Camonsertib monotherapy resulted in durable clinical benefit across tumor types and genomic alterations, with enriched benefit demonstrated in specific patient subsets. These updated monotherapy results showed a 43% clinical benefit rate, or CBR, which was defined as response or treatment duration of at least 16 weeks without progression, an overall response rate of 14%, and a median progression free survival, or mPFS, of 15 weeks in solid tumors across genotypes, with potential best-in-class safety and tolerability. The overall CBR in patients after PARP inhibitor failure was 47%. We observed camonsertib demonstrated robust activity in patients with ovarian cancer (n=20), demonstrating 75% CBR after dosing with camonsertib, an overall response rate of 25%, and a mPFS of 35 weeks. The ovarian cancer patient population was heavily pretreated and comprised a hard to treat population: of which 90% had previous treatment with PARP inhibitors and 85% were platinum resistant. The responders included one complete response, three partial responses as determined by RECIST 1.1 criteria, and one durable and ongoing CA-125 response in a patient with stable disease. The TRESR study comprises the largest set of tumors with detailed genomic analysis evaluated with ATR inhibitor, or ATRi, monotherapy. Genomic subsets of tumors beyond ATM included tumors harboring alterations in ATR-sensitizing genes, with responses observed in tumors harboring BRCA1/2, SETD2 and RAD51C alterations. In patients with BRCA1/2 mutated tumors (n = 37), response rate was 14% and included two patients with ovarian cancer, and one each with breast cancer, head and neck squamous cell carcinoma, and melanoma. In patients with tumors carrying BRCA1 mutations, the CBR was 48%. In patients with tumors with ATM loss-of-function, or LOF (n = 34), response rate was 9% including one RECIST 1.1 confirmed/unconfirmed response, and two prostate specific antigen responses. An additional patient with pancreatic cancer and ATM LOF had a late response, just after the data cutoff after 54 weeks of treatment. The CBR in the patients with ATM LOF was 44% and mPFS was 17 weeks. Sequencing data demonstrated biallelic gene LOF, an emerging biomarker for synthetic lethal therapies, could potentially be leveraged to further enrich for patients most likely to benefit from camonsertib. CBR in patients with biallelic LOF was significantly higher (47%) compared to the CBR in patients with non-biallelic tumors (15%).

In June 2022, we announced a worldwide license and collaboration agreement with Roche for the development and commercialization of camonsertib for the treatment of tumors with specific synthetic-lethal genomic alterations. Under the terms of the collaboration, Roche assumes all subsequent development of camonsertib with the potential to expand development into additional tumor indications and multiple combination studies. Under the terms of the agreement, we received a $125 million upfront payment in July 2022, and are eligible to receive up to $1.2 billion in potential clinical, regulatory, commercial and sales milestones, including up to $55 million in potential near-term payments, and royalties on global net sales ranging from high-single-digits to high-teens. The collaboration also provides our company with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval is received. If we choose to exercise the co-development and profit share option, we will continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.

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

Mechanism of ATM-ATR Synthetic Lethality

The gene encoding for ATM is frequently mutated in cancer. An analysis of sequence data collected as part of The Cancer Genome Atlas, or TCGA, found that between 1% and 4% of solid tumors, such as breast, bladder, pancreatic and lung cancers, have deficiencies in ATM, as depicted in the graphs below. Beyond ATM, 16 of 19 additional, mutually exclusive genomic alterations identified as SL with camonsertib, with average prevalence of approximately 10% across multiple tumors, were eligible for recruitment into clinical trials.

Clinical Validation of ATR Inhibitors in ATM-Deficient Tumors and in Other Genetic Backgrounds Hypothesized to Sensitize Tumors to ATRi

Early phase studies evaluating third party ATR inhibitors as a monotherapy support the rationale for prospective patient selection for tumors carrying genomic alterations hypothesized to sensitize tumors ATR inhibition. A Phase 1 of Bayer’s ATR inhibitor suggested antitumor activity in solid tumors with certain DDR defects, including ATM loss (Yap, Cancer Discovery 2020). The subsequent dose expansion cohort enrolled an additional 143 patients, prospectively selected for presence of DDR gene defects. While the overall response rate was low (4%), durable responses were observed in tumors with ATM or BRCA mutations (Yap, AACR 2022). In addition, out of a cohort of 17 patients receiving EMD’s ATR inhibitor, the single responder was a patient with metastatic colorectal cancer with loss of ATM (Yap, JCO 2020).

The Phase 1/2 TRESR study prospectively selected for patients with tumors carrying DNA damage repair loss-of-function mutations predicted to sensitize to camonsertib. Following our first clinical data release at the AACR-ASCO-NCI meeting in October 2021, we presented comprehensive Phase 1 monotherapy data from this study at the AACR annual conference in April 2022. Camonsertib monotherapy resulted in durable responses across tumor types and genomic alterations, including ATM, BRCA1, BRCA2, RAD51C, CDK12, and SETD2. Antitumor activity was validated by molecular responses in 41% of evaluable patients.

In June 2022, we announced a worldwide license and collaboration agreement with Roche for the development and commercialization of camonsertib, which provided further validation of our clinical program through the addition of a strategic partner with a leading global footprint and unique expertise in precision oncology.

Our Solution, Camonsertib

We identified ATR as one of the SL targets through our SNIPRx screen campaign of ATM and selected ATR as a target for our initial product candidate, camonsertib, based on:

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

We designed camonsertib as an oral small molecule ATR inhibitor with increased potency and a similar or improved selectivity profile compared to other known ATR inhibitors. Camonsertib has demonstrated a favorable pharmacokinetic profile in multiple preclinical models, including rodent and canine, and a distribution, metabolism and excretion profile that suggests a low potential for drug-drug interactions in the clinic. The clinical trial of camonsertib in patients with recurrent cancers is ongoing.

Our STEP2 screens have generated proprietary patient selection insights that we believe provide the rationale to expand the potential patient populations addressable by camonsertib beyond patients with tumors carrying ATM genetic defects. We have identified 19 genomic alterations, in addition to ATM deficiency, that confer sensitivity to camonsertib. This 19 gene set, which we refer to as our STEP2-identified genes, includes several novel genes that have not been previously reported as rendering sensitivity to ATR inhibitors. In addition, many of the genes we have selected do not overlap with previously identified genes in the homologous recombination defect panel, which is utilized to identify patients for treatment with PARP inhibitors and is currently used by others to test for sensitivity to ATR inhibitors. Furthermore, our STEP2 screens demonstrated that two genes previously reported by others to be sensitive to ATR inhibition were not sensitive and hence, those genes were excluded from our set of STEP2-identified genes.

The sensitivity and accuracy of our STEP2 screens enable the identification of several novel gene alterations, including certain genes that are not yet included in commercially available Next Generation Sequencing cancer panels or Clinical Laboratory Improvement Amendments, or CLIA, validated panels used in large academic centers. For our Phase 1/2 clinical trial, we identified and partnered with multiple large, leading clinical centers globally where tumor sequencing is a component of standard of care. These centers’ panels are validated and sufficiently large to accommodate screening for alterations in ATM or our STEP2-identified genes. These panels include the majority, and in the case of whole genome or whole exome sequencing, all of these genes. For genes that are not available on certain panels at a particular clinical site, we identified surrogate genes that are co-deleted with the STEP2 genes and have an approximate 30% to 80% probability of concomitant loss, which we believe has and will provide sufficient enrichment for our clinical trial. By working in collaboration with our clinical partners to access their existing patient databases, we believe that we will be able to efficiently identify existing and new patients who may be eligible for our clinical trial.

Based on the prevalence of ATM deficiencies and our STEP2-identified genomic alterations across various solid tumors, as shown in the graph below, we believe that camonsertib has the potential to benefit a significant number of patients representing a large unmet medical need.

Top 10 Tumor Types with Highest Prevalence of ATM Deficiency or 16 STEP2 Genomic Alterations

As part of our development strategy for camonsertib, we are evaluating the potential anti-tumor activity of camonsertib in combination with an approved PARP inhibitor based on the synergies we have observed in our preclinical studies. PARP inhibitors lead to the stabilization of PARP-DNA complexes that block the progression of replication forks. ATR activity stabilizes the DNA replication forks that are destabilized by PARP inhibition and inhibition of ATR causes stalled replication forks to collapse and form cytotoxic DNA double-strand breaks. As a consequence, ATR inhibition can potentiate the cytotoxic effects of PARP inhibitors. We note that this phenomenon is particularly prominent under conditions where some cancer-relevant DDR genes, such as those identified through our STEP2 screens, are inactivated, thereby creating a potential therapeutic window.

Preclinical Data: Monotherapy

We observed camonsertib to have a favorable tolerability and pharmacokinetics profile across multiple preclinical studies and animal models, which we believe supports advancing the product candidate into clinical trials. In a preclinical study, we evaluated continuous daily dosing of camonsertib in a colon cancer xenograft model with CW-2 cancer cells, which contain an inactivating mutation in ATM that confers sensitivity to ATR inhibition. In this study, we injected mice with tumor cells and waited for tumor growth to approximately 200 mm3 before initiating daily dosing over a period of 14 days with vehicle, camonsertib at its maximum tolerated dose, or MTD, of 10 mg/kg/day, or Bayer’s ATR inhibitor product candidate, BAY1895344, at what we determined to be its MTD of 35 mg/kg/day (n=10 mice per group). Both camonsertib and BAY1895344 demonstrated statistically significant suppression of tumor growth as compared to vehicle. Importantly, we observed statistically significant higher suppression of tumor growth with camonsertib as compared to BAY1895344 (p=0.018). Body weight loss as a measurement of tolerability was similar for both compounds in this study.

Statistically Significant Tumor Growth Suppression in Colon Cancer Model

In another preclinical study using an intermittent dosing schedule, we evaluated camonsertib in comparison to BAY1895344 in a Granta-519 mantle cell lymphoma xenograft model. Similar to CW-2 cancer cells, Granta-519 cancer cells also contain an inactivating mutation in ATM that confers sensitivity to ATR inhibition. In this study, we injected mice with tumor cells and waited for tumor growth to approximately 150 mm3 before initiating intermittent dosing with vehicle or either treatment (n=9 mice per group). We observed that both camonsertib and BAY1895344 exhibited tolerability at higher doses when administered on a three days per week schedule than their respective MTDs from the daily dosing CW-2 colon cancer study. The MTDs utilizing this intermittent dosing schedule were determined to be 30 mg/kg daily for camonsertib and 50 mg/kg twice-daily for BAY1895344. Both agents demonstrated similar and significant suppression of tumor growth in this model without body weight loss. However, significant anemia, or hematocrit reduction, was observed in mice treated with BAY1895344 (p=0.0002), whereas we did not observe these tolerability issues with camonsertib, which we believe supports our hypothesis of a favorable tolerability profile for camonsertib.

Camonsertib Exhibits Tumor Growth Suppression Without Significant Anemia

Measured as Hematocrit in Mantle Cell Lymphoma Model

Preclinical Data: Combination Therapy with PARP

Of our 19 STEP2-identified genes for camonsertib as a monotherapy, we have identified a subset of genes that are particularly sensitive to the combination of camonsertib and PARP inhibitors. The graphs below illustrate two examples of this subset of genes where synergy was demonstrated between camonsertib and PARP inhibitors.

Significant Synergy Demonstrated by Combination of Camonsertib and PARP Inhibitors

STEP2
Gene 1 +/+
STEP2
Gene 1 -/-
Viability (%)
120
100
80
60
40
20
0
Untreated
RP-3500
Talazoparib
Combination
Untreated
RP-3500
Talazoparib
Combination
STEP2
Gene 1 +/+
STEP2
Gene 1 -/-
Viability (%)
Untreated
RP-3500
Niraparib
Combination
Untreated
RP-3500
Niraparib
Combination

Talazoparib: 3 nM
RP-3500: 5 nM

Niraparib: 100 nM
RP-3500: 4 nM

+/+: Wild Type

-/-: Genomically altered

We observed in vitro killing of cells carrying this subset of genomic alterations at low concentrations of both compounds, whereas only a minimal effect was seen on control wild-type cells. Based on this finding, we believe that the combination of camonsertib with lower doses of PARP inhibitors could lead to efficient anti-tumor activity while potentially addressing the tolerability issues observed with PARP inhibitors, where a majority of patients in clinical trials of niraparib and talazoparib required a dose reduction or interruption in dosing. We are currently exploring the ATR-PARP inhibitor synergy in additional ongoing studies in xenograft models.

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

Our preclinical data demonstrate that gemcitabine shows strong synergy with camonsertib in ATM-deficient (ATM-KO) cells, whereas much higher doses are required to achieve the same degree of synergy in ATM-proficient (ATM-WT) cells (Figure A below). Consequently, camonsertib combined with gemcitabine kills ATM-KO cells at low concentrations that show little effect in WT cells (Figure B below). We therefore believe that the combination with gemcitabine may enhance the anti-tumor activity of camonsertib in ATM-deficient cancers at tolerated doses. We are currently evaluating this combination in tumor cells carrying additional STEP2 alterations as well as in animal models.

Sensitivity of ATM-deficient cells to the combination of camonsertib and gemcitabine

Preclinical Validation of STEP2 Screens

Through our STEP2 screens of ATR inhibitors, we confirmed the SL relationship between ATR and ATM and identified an additional 19 genomic alterations that confer sensitivity to camonsertib. In follow-up studies with cancer cell line pairs, in which the only difference is the inactivation of the target genes, we are confirming the sensitivity of these genomic alterations to camonsertib, and this extensive validation effort is still being expanded. We are also creating xenograft models using both the parent cell lines and the inactivated cell line. In such a model using one of the STEP2-identified genes, camonsertib led to statistically significant suppression of tumor growth, whereas it had no anti-tumor effect in tumors created with wild-type parent cells, as shown in the model below.

Tumor Growth Suppression in a RNASEH2B -/- 5637 Bladder Isogenic Xenograft Model

Camonsertib Clinical Trial Program

Design of Trials:

In July 2020, we initiated our open-label Phase 1/2 clinical trial of camonsertib as both a monotherapy and in combination with talazoparib, an approved PARP inhibitor. The trial is designed to evaluate the oral administration of camonsertib in patients with advanced recurrent tumors of different histologies with ATM loss-of-function or a subset comprised of 16 of the 19 STEP2-identified genomic alterations, for which recent in-vitro studies suggested a higher confidence of success.

In the ongoing monotherapy dose escalation phase of our trial, we are evaluating the dosing regimen and safety of camonsertib to establish the recommended dose for the expansion phase of the trial. In three expansion cohorts, each of which has been designed to enroll patients based on ATM loss-of-function or different STEP2-identified genomic alterations, we will assess the preliminary efficacy of camonsertib at the recommended dose and schedule. In parallel with the monotherapy dose escalation phase, the trial is designed to enroll a separate arm to evaluate camonsertib in combination with talazoparib, an approved PARP inhibitor. An efficacy evaluation is performed every six weeks for the first five months and every nine weeks thereafter. As of the date of this Annual Report, we have activated twelve clinical trial sites in North America and Europe, all of which are actively enrolling patients. We observed initial signs of biological and clinical activity as monotherapy and evaluated multiple doses and schedules. We established the recommended Phase 2 dose as 160 mg once daily 3 days on / 4 days off, given continuously every week with a tolerability and safety profile that is favorable and the dominant on-target toxicity is anemia. Grade 3 anemia was reported at 15% with no grade 4 anemia and other grade 3 or 4 toxicities were at maximum 5%. Clinical responders were seen across multiple genomic alterations and tumor types. Clinical benefit rate reported at the AACR-ASCP-NCI meeting in October 2021 was 49%. In February 2021, we initiated recruitment of patients for the talazoparib combination arm of the trial. In December 2021 we entered the Phase 2 part of the trial with expansion into specific tumor and genotype cohorts. We reported complete safety and efficacy data for the monotherapy dose escalation phase of the trial at AACR in April 2022.

The design of our Phase 1/2 clinical trial for camonsertib, now partnered with Roche, is summarized in the diagram below.

Full Dataset from the TRESR Phase 1/2 Trial Presented at AACR 2022:

In April 2022, we presented comprehensive Phase 1 monotherapy clinical data from the TRESR Phase 1/2 trial, reflecting analysis of 120 patients, of which 99 patients were evaluable for efficacy as of the data cutoff date of February 14, 2022 (excluding one patient evaluated as of March 22, 2022). The study included 95 patients who received therapeutically active doses or at the recommended Phase 2 dose schedule of 3 days on / 4 days off, and reflecting the data cutoff of mid-February 2022. Monotherapy with camonsertib continued to appear safe and well tolerated. Anemia was the most common treatment-related adverse event and easily manageable. Only 24.2% of all patients in the 3 days on / 4 days off schedule experienced Grade 3 anemia, and none experienced Grade 4 anemia. Camonsertib monotherapy resulted in durable clinical benefit across tumor types and genomic alterations, with enriched benefit demonstrated in specific patient subsets. These updated monotherapy results showed a 43% CBR, which was defined as response or treatment duration of at least 16 weeks without progression, an overall response rate of 14%, and a mPFS of 15 weeks in solid tumors across genotypes, with potential best-in-class safety and tolerability. The overall CBR in patients after PARP inhibitor failure was 47%.

We observed camonsertib demonstrated robust activity in patients with ovarian cancer (n=20), demonstrating 75% CBR after dosing with camonsertib, an overall response rate of 25%, and a mPFS of 35 weeks. The ovarian cancer patient population was heavily pretreated and comprised a hard to treat population: of which 90% had previous treatment with PARP inhibitors and 85% were platinum resistant. The responders included one complete response, three partial responses as determined by RECIST 1.1 criteria, and one durable and ongoing CA-125 response in a patient with stable disease.

The TRESR study comprises the largest set of tumors with detailed genomic analysis evaluated with ATRi monotherapy. Genomic subsets of tumors beyond ATM included tumors harboring alterations in ATR-sensitizing genes, with responses observed in tumors harboring BRCA1/2, SETD2 and RAD51C alterations. In patients with BRCA1/2 mutated tumors (n = 37), response rate was 14% and included two patients with ovarian cancer, and one each with breast cancer, head and neck squamous cell carcinoma, and melanoma. In patients with tumors carrying BRCA1 mutations, the CBR was 48%. In patients with tumors with ATM loss-of-function, or LOF, (n = 34), response rate was 9% including one RECIST 1.1 confirmed/unconfirmed response, and two prostate specific antigen responses. An additional patient with pancreatic cancer and ATM LOF had a late response, just after the data cutoff after 54 weeks of treatment. The CBR in the patients with ATM LOF was 44% and mPFS was 17 weeks. Sequencing data demonstrated biallelic gene LOF, an emerging biomarker for synthetic lethal therapies, could potentially be leveraged to further enrich for patients most likely to benefit from camonsertib. CBR in patients with biallelic LOF was significantly higher (47%) compared to the CBR in patients with non-biallelic tumors (15%).

RP-6306, Our Novel, First-in-Class PKMYT1 Inhibitor Program

Overview

Using our proprietary, CRISPR-based SNIPRx discovery platform, we identified PKMYT1 as a strong hit in a CCNE1-overexpression SL screen. PKMYT1 is a kinase that phosphorylates CDK1, thereby holding the cyclin B-CDK1 complex in an inactive state until the cell is ready to enter mitosis. RP-6306 is being developed as a highly potent and selective PKMYT1 inhibitor that preferentially kills tumor cells overexpressing CCNE1 and was shown to inhibit the growth of a broad range of CCNE1-amplified tumors in xenograft/PDX preclinical models, both as a single agent and in combination therapy settings. RP-6306 has a favorable preclinical PK profile as well as low potential for drug-drug interactions. Application of our STEP2 genome-wide chemical screen has identified other gene alterations beyond CCNE1 amplification that are uniquely targetable by RP-6306, including tumors that have loss of FBXW7 function, a cell-cycle regulator that has been implicated as a key genetic driver in a broad range of cancers, and represent further areas of unmet medical need. We initiated patient recruitment in our open-label Phase 1 MYTHIC trial, as a monotherapy, for this program in April 2021. Our Phase 1 trial is enrolling patients suffering from recurrent tumors characterized by CCNE1 amplification and other genomic alterations which our STEP2 preclinical studies predicted to be sensitive to RP-6306. We are evaluating more than one schedule, if necessary, at which the capsules are given in this dose escalation trial. The primary objective is to establish the recommended Phase 2 dose and schedule for RP-6306 for further studies as monotherapy and assess preliminary safety, tolerability, PK, and PD in patients. In December 2021, we enrolled the first patient in our open-label Phase 1 MAGNETIC trial to evaluate the safety and tolerability of RP-6306 in combination with gemcitabine. In January 2022, we initiated patient recruitment in our open-label Phase 1 MINOTAUR trial to evaluate the safety and tolerability of RP-6306 in combination with FOLFIRI. In May 2022, we initiated patient recruitment in a new arm of the Phase 1 MYTHIC clinical trial, which is designed to evaluate the safety and tolerability of RP-6306 in combination with camonsertib in patients with advanced solid tumors. In the fourth quarter of 2022, we received fast track designation for RP-6306 in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated platinum resistant ovarian cancer. Based on promising preclinical data released at the 34th EORTC-NCI-AACR Symposium in October 2022, we are working with clinical investigators to initiate clinical testing, as part of an investigator-sponsored trial (IST), of a fourth new RP-6306 combination with carboplatin, with first patient dosing expected in the first half of 2023. In the fourth quarter of 2022, we entered into an agreement with CCTG for a planned, basket Phase 2 IST to evaluate RP-6306 in patients with selected, advanced cancers receiving standard agents. We have planned a sub-study under this trial, which will allow us to evaluate RP-6306 in combination with gemcitabine in patients with CD4/6i-resistant ER+/HER2- metastatic breast cancer. We plan to provide an initial Phase 1 clinical data readout for RP-6306 in the first half of 2023 for monotherapy, and anticipate providing an update on some of the combination studies in the fourth quarter of 2023.

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

Our STEP2 screens have generated proprietary patient selection insights that we believe provide the rationale to expand the potential patient populations addressable by RP-6306 beyond patients with tumors carrying CCNE1 amplification. We have specifically identified FBXW7 and PPP2R1A genomic alterations, in addition to CCNE1 amplification, that confer sensitivity to RP-6306. This set of genes offers extended patient populations such as about 13% of colorectal cancer and other high unmet need tumors as presented in the graph below.

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

Preclinical data: Monotherapy

We observed that RP-6306 has a favorable tolerability and PK profile preclinically which we believe supported advancement of the product candidate into clinical trials. We tested RP-6306 as a single agent in two preclinical cell line derived models of cancer selected to represent our target patient populations by having amplification of CCNE1. The HCC1569 breast cancer model and the OVCAR3 ovarian cancer model with CCNE1 copy numbers of 34-fold and 14-fold above ploidy, respectively. In the HCC1569 breast cancer xenograft model, RP-6306 was orally administered at doses of 2.5, 7.5 or 20 mg/kg twice daily (BID) for 28 days. RP-6306 produced a dose-dependent reduction in tumor growth reaching a statistically significant difference at all doses and a maximum effect of 77%. In the 20 mg/kg group, mice exhibited body weight loss of 3.2% at the end of study. In the OVCAR3 ovarian cancer xenograft model, RP-6306 was orally administered at doses of 2.5, 7.5 or 20 mg/kg twice daily (BID) for 28 days. RP-6306 produced a dose-dependent reduction in tumor growth reaching a statistically significant difference at all doses and a maximum effect of 82%. In the 20 mg/kg group, mice exhibited body weight loss of 6.9% at the end of study.

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

Gemcitabine prolongs the S-phase by both interfering with DNA polymerase and disrupting the supply of nucleotides. Clinically, gemcitabine has been used as a single agent or in combination with carboplatin, cisplatin, or paclitaxel for the treatment of pancreatic, ovarian, breast, bladder, testicular, and non-small cell lung cancer. Recent studies have tested gemcitabine in combination with DNA damage repair inhibitors (PARP and ATR inhibitors), as well as cell cycle inhibitors (WEE1, CDK4/6, and Chk1 inhibitors) across a spectrum of relapsed or refractory advanced solid tumors. Attempts to combine gemcitabine with inhibitors of these checkpoints have struggled with toxicity, impacting proliferating tumor and normal tissue with similar effect. In a setting of CCNE1, FBXW7, PPP2R1A, and potentially other RP-6306 STEP2 genetic alterations, however, it is expected that gemcitabine will exacerbate the replication stress environment where PKMYT1 is essential for survival and provide synthetic lethal synergy with enhanced benefit and therapeutic index.

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

RP-6306 + Irinotecan Drives Regression and is Well Tolerated in CCNE1-Amplified Cell Line Derived Xenograft

The combination of low dose RP-6306 and camonsertib was evaluated in a pair of isogenic models of colorectal cancer having normal FBXW7 or FBXW7 loss-of-function. RP-6306 was administered at 5mg/kg BID and camonsertib was administered at 10mg/kg QD three times a week. Neither compound alone nor the combination substantially impacted tumor growth of FBXW7-normal tumors. In contrast, a low dose of RP-6306 in combination with camonsertib resulted in profound regression of FBXW7 loss-of-function tumors with 3 of 8 mice tumor free on day 22. The combination was well tolerated with a < 8% maximal mean body weight loss.

RP-6306 + Camonsertib Selectively Drives Regression and is Well Tolerated in a FBXW7 Loss-of-Function Cell Line Derived Xenograft

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

RP-6306 Demonstrates Tumor Growth Suppression of FBXW7-Mutated Patient Derived Xenograft Models

Design of Trials

In April 2021, we initiated our open-label Phase 1 MYTHIC clinical trial of RP-6306 as a monotherapy. The trial is designed to evaluate the oral administration of RP-6306 in patients with advanced recurrent tumors of different histologies in tumors with detected CCNE1 amplification, deleterious alterations in FBXW7, PPP2R1A and other STEP2 genes, for which recent in-vitro studies suggested a higher confidence of success.

In the ongoing monotherapy dose escalation phase of our MYTHIC trial, we are evaluating the dosing regimen and safety of RP-6306. The MYTHIC trial is enrolling patients suffering from recurrent tumors characterized by CCNE1 amplification and other genomic alterations, which our STEP2 preclinical studies predicted to be sensitive to RP-6306. We are evaluating more than one schedule at which the capsules are given, as necessary, in this dose escalation trial. The primary objective is to establish dose and schedule for RP-6306 for further studies as monotherapy and assess preliminary safety and tolerability in patients. The clinical plan beyond the dose escalation and initial explorations of dose and safety is presented below. In parallel with the monotherapy dose escalation phase, two other trials were initiated in February 2022 and December 2021, which we refer to as the MINOTAUR and MAGNETIC trials, to evaluate RP-6306 in combination with FOLFIRI and gemcitabine, respectively. In May 2022, we initiated patient recruitment in a new arm of the Phase 1 MYTHIC clinical trial, which is designed to evaluate the safety and tolerability of RP-6306 in combination with camonsertib in patients with advanced solid tumors. In the fourth quarter of 2022, we received fast track designation for RP-6306 in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated platinum resistant ovarian cancer. Based on promising preclinical data released at the 34th EORTC-NCI-AACR Symposium in October 2022, we are working with clinical investigators to initiate clinical testing, as part of an investigator-sponsored trial (IST), of a fourth new RP-6306 combination with carboplatin, with first patient dosing expected in the first half of 2023. In the fourth quarter of 2022, we entered into an agreement with CCTG for a planned, basket Phase 2 IST to evaluate RP-6306 in patients with selected, advanced cancers receiving standard agents. We plan to initiate a sub-study, which will allow us to evaluate RP-6306 in combination with gemcitabine in patients with CD4/6i-resistant ER+/HER2- metastatic breast cancer. We plan to provide an initial Phase 1 clinical data readout for RP-6306 in the first half of 2023 for monotherapy, and anticipate providing an update on some of the combination studies in the fourth quarter of 2023.

The designs of our Phase 1 clinical trial and Phase 2 IST are summarized in the diagram below.

Our Polymerase Theta (Polθ) Preclinical Program

We are developing a small molecule inhibitor of Polθ, a SL target associated with BRCA mutations as well as other genomic alterations, in collaboration with Ono. This program was initially added to our portfolio through a collaboration with our co-founder, Dr. Agnel Sfeir, now at Memorial Sloan Kettering Cancer Center, who initially published her observations on the SL between BRCA and Polθ in Nature in 2016.

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

BRCA1 and BRCA2 mutations have also been shown in clinical trials to be SL with PARP inhibitors in multiple tumors, such as breast and ovarian cancer. While PARP inhibitors have proven effective in BRCA-mutant tumors, no statistically significant survival benefit has been reported in breast or pancreatic cancer to date, highlighting the potential for other SL targets, such as Polθ, to demonstrate meaningful efficacy as a monotherapy or in combination with PARP inhibitors. In 2022, we selected a proposed inhibitor, which we designated as RP-2119, and initiated IND-enabling studies. In February 2023, based on our review of ongoing preclinical studies, we elected to prioritize other Polθ inhibiting compounds in our preclinical development portfolio, which we believe have a higher probability for clinical impact relative to RP-2119. We are now guiding toward clinical entry for a Polθ inhibitor in 2024.

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

As of December 31, 2022, our patent portfolio relating to our product candidates included seven pending U.S. provisional patent applications, consisting of; two applications covering uses of ATR inhibitors; two applications covering CCNE1-SL inhibitors and their use; one application covering the manufacture of RP-6306; and two applications covering PolQ inhibitors and their use. In addition, our patent portfolio included six pending international applications under the Patent Cooperation Treaty of 1970, or the PCT, three covering camonsertib and/or its uses and three covering RP-6306 and its uses. Our portfolio also included five pending U.S. non-provisional patent applications, three covering camonsertib and its use and two covering RP-6306 derivatives.

As of December 31, 2022, three of our four PCT applications have composition of matter or method of treatment and use claims covering camonsertib. Any application, if issued, claiming priority to any of these PCT applications is expected to expire in 2040, not including any patent term adjustment. One of our four solely owned PCT applications has composition of matter claims covering RP-6306. Any application, if issued, claiming priority to this PCT application is expected to expire in 2041, not including any patent term adjustment. Any patent issuing in our solely owned, pending U.S. non-provisional patent application having composition of matter and method of treatment and use claims covering camonsertib and its use is expected to expire in 2039, not including any patent term adjustment. Any patent issuing in our solely owned, pending U.S. non-provisional patent application having method of treatment and use claims covering certain uses of camonsertib is expected to expire in 2040, not including any patent term adjustment. Any U.S. patent, if issued, claiming priority to any one of the U.S. provisional patent applications covering uses of camonsertib is expected to expire in 2043. Any U.S. patent, if issued, claiming priority to any one of the U.S. provisional patent applications covering CCNE1-SL inhibitors and their use, is expected to expire in 2042. Any U.S. patent, if issued, claiming priority to either of the U.S. provisional patent applications covering CCNE1-SL inhibitors, including RP-6306 and its use, is expected to expire in 2043. Any U.S. patent, if issued, claiming priority to the U.S. provisional patent applications covering uses of CCNE1-SL inhibitors, including RP-6306, is expected to expire in 2043. Any U.S. patent, if issued, claiming priority to the U.S. provisional patent applications covering PolQ inhibitors and their use, is expected to expire in 2043.

As of December 31, 2022, our patent portfolio also included two co-owned, pending international applications under the Patent Cooperation Treaty of 1970, or the PCT. The PCT applications cover uses of CCNE1-SL inhibitors, including RP-6306. Any U.S. patent, if issued, claiming priority to the PCT applications is expected to expire in 2041 or 2042, respectively.

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

Collaborations and License Agreements

Collaboration and Worldwide License Agreement with Roche

In June 2022, we announced a worldwide license and collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, Roche), or the Roche Agreement for the development and commercialization of camonsertib and specified other ATR inhibitors for the treatment of tumors with specific synthetic-lethal genomic alterations. Under the Roche Agreement, Roche assumes all subsequent development of camonsertib with the potential to expand development into additional tumor indications and multiple combination studies.

Under the terms of the Roche Agreement, we received a $125 million upfront payment in July 2022, and are eligible to receive up to $1.172 billion in potential clinical, regulatory, commercial and sales milestones, including up to $55 million in potential near-term payments, and royalties on global net sales ranging from high-single-digits to high-teens. We received $5.6 million in October 2022 for the transfer of clinical trial material on hand to Roche, as agreed to pursuant to the Roche Agreement. In December 2022 we received an additional payment of $4.0 million negotiated with Roche for revisions to the clinical development plan under the Roche Agreement as agreed to by the parties on July 13, 2022. The Roche Agreement also provides our company with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval is received, that is exercisable prior to the commencement of the first pivotal clinical trial of camonsertib. If we choose to exercise the co-development and profit share option, we will continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties. Royalties are payable by Roche on a product by product and country by country basis until the later of 12 years following the first commercial sale of a licensed product in such country or the expiration of certain exclusivity rights.

We have agreed to complete the specified ongoing clinical trials, TRESR and ATTACC, at our expense. We have also retained the right to conduct specified clinical trials of camonsertib in combination with our PKMYT1 compound, RP-6306.

The Roche Agreement was subsequently amended in October 2022 to extend the timeline to negotiate in good faith the parties’ rights and obligations with respect to certain clinical trials and to clarify indications included in the development plan that are subject to milestones.

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

Research Services, License and Collaboration Agreement with Ono Pharmaceutical Co.

All payments by Ono to us are presented in U.S. dollars. Future payments as disclosed in this summary have been converted to U.S. dollars at the December 31, 2022 exchange rate of $1.00 = [131.12] Japanese yen.

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

In October 2021, we entered into an amendment to the Ono Agreement whereby the Research Term, as defined in the Ono Agreement, was extended by one year at no additional cost to us. In January 2023, we and Ono entered into a second amendment to the Ono Agreement whereby the Research Term was extended until July 31, 2023.

Under the terms of the Ono Agreement, Ono paid us an initial upfront fee payment of ¥110 million (approximately $1.0 million). Additionally, in connection with the research activities to be conducted by us pursuant to the Ono Agreement, Ono paid us an initial upfront research service payment of ¥790 million (approximately $7.1 million) and has agreed to make research service payments up to an aggregate of ¥750 million (approximately $5.7 million) upon (i) certain specified research triggers and (ii) the election by Ono to collaborate on the development and commercialization of a proposed product candidate. In October 2021 and December 2022, the Company achieved specified research triggers amounting to ¥100 million ($0.9 million) and ¥200 million ($1.5 million), respectively, as research service payments provided for in the Ono Agreement. The ¥200 million ($1.5 million) is included in the collaboration revenue receivable at December 31, 2022 and was subsequently received in January 2023. Upon election by Ono to collaborate on a proposed product candidate, Ono shall be responsible for a specified percentage of research and development costs for the IND-enabling studies of the selected product candidate. As of December 31, 2022 there was $10.5 million classified as current deferred revenue related to the Ono Agreement.

Under the Ono Agreement, we are also entitled to receive up to ¥5.11 billion (approximately $39.0 million) in the aggregate for certain specified development and regulatory milestones, ¥12.1 billion (approximately $92.3 million) in the aggregate for certain specified commercial milestones and a tiered percentage royalty on annual net sales in Ono’s territory ranging from high-single digits to low teens, subject to certain specified reductions. Royalties are payable by Ono on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country and the tenth anniversary of the first commercial sale of such licensed product in such country.

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

We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality, and regulatory oversight over our CMOs. Currently, we have manufacturing and supply agreements with our CMOs for the manufacture of RP-6306 and our preclinical candidates, including the synthesis of the active pharmaceutical ingredient, or API, as well as drug product. Roche will manufacture and supply camonsertib for ongoing and future trials, in compliance with cGMP requirements.

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

We plan to continue to rely on third-party manufacturers for any future trials and commercialization of RP-6306, and any future product candidates, if approved, and will rely on Roche to manufacture and supply camonsertib for any future trials and commercialization, if approved. We anticipate that Roche and these CMOs will have capacity to support commercial scale production, but we do not have any formal agreements in place at this time given our early stages of development. If needed, we believe we can identify and establish additional CMOs to provide API and finished drug product without significant disruption to our business or clinical development timelines.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (acquired by Eli Lilly and Company), Blueprint Medicines Corporation, SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., Turning Point Therapeutics, Inc. (acquired by Bristol Myers Squibb), and Exelixis, Inc. are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Schrodinger, Inc., Exelixis, Inc., Artios Pharma Ltd., IDEAYA Biosciences, Inc, Impact Therapeutics, Aprea Therapeutics, Acrivon Therapeutics, Treadwell Therapeutics, Debiopharm Group, Varsity Pharma, Breakpoint Therapeutics, and Rhizen Pharmaceuticals AG.

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

With respect to our initial product candidate, camonsertib (now partnered with Roche), several companies are developing ATR inhibitors with multiple monotherapy and/or combination trials ongoing, including AstraZeneca (AZD6738), Bayer (BAY1895344), Merck Serono (M4344, M6620, M1774) and most recently, Artios Pharma (ATR0380), Aprea Therapeutics/Atrin Pharmaceuticals (ATRN-119), and Impact Therapeutics (IMP9064). The intensity of trials with ATR inhibitors as monotherapy and in combination with immune-oncology compounds, chemotherapy and radiation, as well as other DDR inhibitors significantly increased over the last several months.

With respect to our PKMYT1 inhibitor product candidate, RP-6306, Exelixis, Inc. and Acrivon Therapeutics have disclosed PKMYT1 inhibitor programs in early preclinical development.

For our preclinical Polθ inhibitor program, Artios Pharma (ART-4215), IDEAYA Biosciences (in collaboration with GlaxoSmithKline plc), Varsity Pharma, Breakpoint Therapeutics, and Rhizen Pharmaceuticals AG have Polθ programs in various stages of clinical and preclinical development.

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

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. A drug candidate approved on this basis is subject to rigorous post marketing compliance requirements, including the completion of Phase 4 or post approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post approval studies and regularly update FDA on their progress, or confirm a clinical benefit during post marketing studies, will allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated approval regulations are subject to prior review by the FDA.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the Biden administration will impact the ACA.

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

In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of prescription drugs under Medicare and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. In addition, individual states in the United States have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In the future, there will likely continue to be proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of products.

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

Employees and Human Capital Resources

As of February 24, 2023, we had 180 full-time employees, including 63 who hold an M.D. or Ph.D. degree. Of these full-time employees, 148 were primarily engaged in research and development activities and 32 were primarily engaged in management or general and administrative activities. None of our employees is represented by a labor union and we consider our employee relations to be good.

Corporate Information

We were incorporated under the Canada Business Corporations Act on September 6, 2016. Immediately prior to completion of our initial public offering on June 23, 2020, we were continued as a corporation under the Business Corporations Act (Québec), or the QBCA. Our principal executive offices are located at 7210 Frederick-Banting, Suite 100, St-Laurent, Quebec, H4S 2A1 and our telephone number is 857-412-7018. In June 2017, we incorporated our wholly-owned subsidiary, Repare Therapeutics USA Inc., a Delaware corporation, which is located at 101 Main Street, Suite 1650, Cambridge, Massachusetts 02142.

Available Information

We maintain an internet website at www.reparerx.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934 (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (the “SEC”). You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov and on SEDAR at http://www.sedar.com. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, specifically the sections title “Investors & Media” as a source of information about us.

The information on our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K. Our website address is included in this Annual Report on Form 10-K as an inactive technical reference only.

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

We have incurred significant operating losses since our inception in 2016. Our net loss was $29.0 million, and $106.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $239.3 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

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

To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020 and our follow-on offering in November 2021, as well as upfront payments from collaboration and research agreements. We expect to spend substantial amounts to advance our product candidates into clinical development and to complete the clinical development of, seek regulatory approvals for and commercialize our product candidates, if approved. We will require additional capital, which we may raise through equity offerings, debt financings, marketing and distribution arrangements and other collaborations, milestone and royalty payments under our current or future strategic alliances and licensing arrangements or other sources to enable us to complete the development and potential commercialization of our product candidates. Furthermore, we have incurred and will continue to incur additional costs associated with operating as a public company. Adequate additional financing may not be available to us on acceptable terms, or at all. Weakness and volatility in the capital markets and the economy in general could limit our access to capital markets and increase our costs of borrowing. Our failure to raise capital as and when needed would have a negative effect on our financial condition and our ability to pursue our business strategy. In addition, attempting to secure additional financing may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. If we are unable to raise capital when needed or on acceptable terms, we would be forced to delay, reduce, or eliminate certain of our research and development programs.

As of December 31, 2022, our cash and cash equivalents and marketable securities on hand was $343.9 million. We believe that our existing cash on hand, will enable us to fund our operating expenses and capital expenditure requirements into 2026. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

We have no products approved for sale and our initial clinical product candidates, camonsertib and RP-6306, are still in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization, by us or our collaborators of camonsertib, RP-6306 and one or more of our other product candidates. The success of our product candidates will depend on several factors, including the following:

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

Our business could be adversely affected by health epidemics in regions where we have concentrations of clinical trial sites or other business operations, and could cause significant disruption in the operations of third party manufacturers and CROs upon whom we rely. The COVID-19 pandemic had a modest impact on our business operations. For example, we are aware that several clinical trial sites involved in our clinical trials have in the past temporarily stopped or delayed enrolling new patients, with exemptions if appropriate, and it is possible that these or other clinical sites may be similarly affected in the future. We and the third-party clinical investigators and CROs with whom we work have also experienced staffing shortages at clinical trial sites, which could adversely affect the timing of our current and ongoing clinical trials. While it is not possible at this time to predict the duration and extent of the impact that COVID-19 will continue to have on worldwide economic activity and our business in particular, COVID-19 could adversely impact our business and ongoing and planning clinical trials, including as a result of delays or difficulties in clinical site initiation, difficulties in recruiting and retaining clinical site investigators and clinical site staff and interruption of our clinical supply chain or key clinical trial activities, such as clinical trial site monitoring, and supply chain interruptions caused by ongoing restrictions for the supply of materials for product candidates or other materials necessary to manufacture product to conduct preclinical tests.

The extent to which the COVID-19 coronavirus or any future outbreaks of contagious disease may impact our business and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease, the duration of the outbreak, the results of vaccination efforts, resurgences of the virus, travel restrictions and social distancing in the United States, Canada and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States, Canada and other countries to contain and treat the disease.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (acquired by Eli Lilly and Company), Blueprint Medicines Corporation, SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., Turning Point Therapeutics, Inc. (acquired by Bristol Myers Squibb), and Exelixis, Inc. are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Schrodinger, Inc., Exelixis, Inc., Artios Pharma Ltd., IDEAYA Biosciences, Inc, Impact Therapeutics, Aprea Therapeutics, Acrivon Therapeutics, Treadwell Therapeutics, Debiopharm Group, Varsity Pharma, Breakpoint Therapeutics, and Rhizen Pharmaceuticals AG.

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
•
business interruptions resulting from geopolitical actions, including war, such as the military conflict involving Russia and Ukraine, and terrorism, natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability, or public health emergencies, such as the novel COVID-19 coronavirus and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions;
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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our third-party manufacturers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, war, disease outbreaks or public health pandemics, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy, and similar events. For example, the COVID-19 pandemic has impacted our supply chain, in particular our vendors’ ability to find staff, and may in the future impact our manufacturing activities.

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

Our current and future collaborations will be important to our business. If we are unable to enter into new collaborations as appropriate, or if these collaborations are not successful, our business could be adversely affected.

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
•
a collaborator may choose to deemphasize the development or commercialization of a product candidate licensed to it by us;
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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees. Roche controls prosecution of patents related to their in-license on camonsertib.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. While we have a registered a trademark for our SNIPRx platform and SNIPDX biomarker platform technology, we have not yet selected trademarks for RP-6306 and have not yet begun the process of applying to register trademarks for RP-6306 or any other product candidate. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

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

As of February 24, 2023, we had 180 full-time employees, including 148 employees engaged in research and development and 32 engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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
•
the commencement, enrollment, timing and results of our ongoing clinical trials of RP-6306, camonsertib and any future product candidates or those of our competitors;
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

Based upon our common shares outstanding as of December 31, 2022, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 66% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they would be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Additionally, as of December 31, 2022, certain holders of an aggregate of 17,894,178 common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

We are a “smaller reporting company” and cannot predict if the reduced reporting requirements applicable to smaller reporting companies will make our common shares less attractive to investors.

We are a “smaller reporting company” under the Exchange Act as of June 30, 2022. We may continue to be a smaller reporting company if either (i) the market value of our common shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our common shares held by non-affiliates is less than $700.0 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. For so long as we remain a smaller reporting company, we are permitted and intend to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as amended and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404 of the Sarbanes-Oxley Act, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. Furthermore, if at such time we no longer qualify as a “smaller reporting company”, our independent registered public accounting firm will be required to issue an annual report that attests the effectiveness of our internal control over financial reporting.

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

Based on the nature of our activities and the composition of our income and assets, we believe we were not classified as a PFIC for the taxable year ended December 31, 2022. No assurances regarding our PFIC status can be provided for any past, current, or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, for our current and future taxable years, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or the Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2022, we had Canadian federal and provincial non-capital loss carry forwards of $158.5 million, which expire beginning in 2037 through 2042. In addition, we also have scientific research and experimental development expenditures of approximately $54.6 million for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. We also have scientific research and experimental development tax credit carry forwards of approximately $9.0 million for Canadian federal income tax purposes, which expire beginning in 2036 through 2042. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Changes to the tax treatment of research and experimental expenditures as a result of U.S. federal tax reform could increase our tax burden and adversely affect our business and financial condition.

In December 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act of 2017, or TCJA, significantly reformed the Internal Revenue Code of 1986, as amended. As a result of this legislation beginning in 2022, our research and experimental expenditures are no longer deductible in the year they are incurred for US tax purposes. Instead, US-based research and experimental expenditures are required to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified, or that any future repeal or modification would be retroactive. The requirement has materially reduced our cash flows in 2022 and is expected to materially reduce our cash flows going forward. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Our deductions and credits in respect of scientific research and experimental development expenditures may be challenged by tax authorities.

Tax authorities in Canada and the United States may not necessarily agree with our determinations of the expenses and tax credits claimed by us, including scientific research and experimental development expenses and related tax credits. If tax authorities successfully challenge such expenses or the correctness of such income tax credits claimed, our operating results could be adversely affected. Furthermore, if the tax authorities reduce the tax credit by reducing either the rate of the credit or the eligibility of some scientific research and experimental development expenses in the future, our operating results could be adversely affected.

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

Holders

As of December 31, 2022, there were approximately 21 holders of record of our common shares. This number does not reflect the beneficial holders of our common shares for whom shares are held in “nominee” or “street” name through brokerage accounts or other nominees.

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

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our initial product candidate, camonsertib (also known as RP-3500 or RG6526), a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase). In June 2022, we entered into a worldwide license and collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively referred to as Roche, for the development and commercialization of camonsertib. In July 2020, we began dosing patients in our Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of camonsertib in advanced solid tumors and, in August 2021, we began dosing patients in our Phase 1b/2 ATTACC clinical trial of camonsertib to evaluate the safety and efficacy of camonsertib in combination with approved poly (ADP-ribose) polymerase, or PARP, inhibitors, olaparib and niraparib, in patients with molecularly selected cancers.

In April 2021, we initiated our Phase 1 MYTHIC clinical trial for RP-6306, our PKMYT1 (Protein Kinase Membrane-associated tyrosine- and threonine- specific cdc-2 inhibitory kinase) SL inhibitor, as a monotherapy for the treatment of molecularly selected advanced solid tumors, and anticipate early Phase 1 read-outs from the trial in the first half of 2023. We initiated Phase 1 combination studies of RP-6306 with gemcitabine (MAGNETIC) in December 2021, camonsertib (MYTHIC) in May 2022, and FOLFIRI (MINOTAUR) in August 2022, each for the treatment of molecularly selected advanced solid tumors, and anticipate providing an update on some of these combination studies in the fourth quarter of 2023. In the fourth quarter of 2022, we received fast track designation for RP-6306 in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7, or PPP2R1A mutated platinum resistant ovarian cancer. Based on promising preclinical data released at the 34th EORTC-NCI-AACR Symposium in October 2022, we are working with clinical investigators to initiate clinical testing, as part of an investigator-sponsored trial (IST), of a fourth new RP-6306 combination with carboplatin, with first patient dosing expected in the first half of 2023. In the fourth quarter of 2022, we entered into an agreement with Canadian Cancer Trials Group, or CCTG, for a planned, basket Phase 2 IST to evaluate RP-6306 in patients with selected, advanced cancers receiving standard agents. We plan to modify the trial to include a sub-study, which will evaluate RP-6306 in combination with gemcitabine in patients with CD4/6i-resistant ER+/HER2- metastatic breast cancer.

We continue to focus on the advancement of our preclinical programs into clinical development. We expect to initiate IND-enabling studies in the first half of 2023 for a small molecule against an undisclosed target with potential to enter the clinic in late 2023 or early 2024, which represents an acceleration from our prior expectations for this program. We are also pursuing development of an inhibitor of polymerase theta (Polθ) in collaboration with Ono, as Polθ is SL with multiple gene deficiencies found in tumors, including BRCA alterations. In 2022, we selected a proposed inhibitor, which we designated as RP-2119. In February 2023, based on our review of ongoing preclinical studies, we elected to prioritize other Polθ inhibiting compounds in our preclinical development portfolio, which we believe have a higher probability for clinical impact relative to RP-2119. We are now guiding toward clinical entry for a Polθ inhibitor in 2024.

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. On June 23, 2020, we completed our initial public offering, or IPO, whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. On November 1, 2021, we completed a follow-on offering, or the 2021 Offering, whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions as well as offering expenses of $0.8 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of December 31, 2022, we had cash and cash equivalents and marketable securities on hand of $343.9 million.

Since inception, we have incurred significant operating losses. Our net losses were $29.0 million, and $106.9 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $239.3 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including RP-6306, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio. Our net losses are also expected to be impacted as we hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the SEC requirements, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration and license agreements.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States, Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates and the Russia-Ukraine war, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

Recent and Anticipated Developments

•
Advancing camonsertib, a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of tumors with specific synthetic lethal genomic alterations in partnership with Roche.
o
Initial data from the Phase 1/2 trials evaluating camonsertib in combination with three poly (ADP-ribose) polymerase (PARP) inhibitors is expected to be presented in the first half of 2023 at a major medical meeting.
o
We expect to report initial data from the Phase 1/2 TRESR trial evaluating camonsertib in combination with gemcitabine in the summer or fall of 2023.
•
Evaluating RP-6306, a first-in-class, oral PKMYT1 inhibitor as a monotherapy and in combinations in multiple early clinical studies.
o
We expect to report initial Phase 1 clinical data for RP-6306 as a monotherapy for the treatment of molecularly selected advanced solid tumors (MYTHIC) in the first half of 2023. We expect to report initial Phase 1 clinical data for RP-6306 as a combination therapy for the treatment of molecularly selected advanced solid tumors in the fourth quarter of 2023.
o
In the fourth quarter of 2022, the U.S. Food and Drug Administration granted Fast Track designation to RP-6306 in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated platinum resistant ovarian cancer. Fast Track designation is intended to facilitate the development and expedite the review of drugs to treat serious conditions and fulfill an unmet medical need, enabling drugs to reach patients earlier.
o
Based on promising preclinical data released at the 34th EORTC-NCI-AACR Symposium in October 2022, we are working with clinical investigators to initiate clinical testing, as part of an investigator sponsored trial (IST), of a fourth new RP-6306 combination with carboplatin, with first patient dosing expected in the first half of 2023.
o
In the fourth quarter of 2022, we entered into an agreement with CCTG for a planned, basket Phase 2 IST to evaluate RP-6306 in patients with selected, advanced cancers receiving standard agents. A sub-study under the master clinical trial protocol will evaluate RP-6306 in combination with gemcitabine in patients with CD4/6i-resistant ER+/HER2- metastatic breast cancer.
•
Advancing preclinical programs into clinical development.
o
We expect to initiate IND-enabling studies in the first half of 2023 for a small molecule against an undisclosed target with potential to enter the clinic in late 2023 or early 2024, which represents an acceleration from our prior expectations for this program.
o
We are pursuing development of an inhibitor of Polθ in collaboration with Ono in Japan, South Korea, Taiwan, Hong Kong, Macau and ASEAN countries, excluding mainland China. Repare retains all rights to develop and commercialize the products outside the Ono territory. In 2022, we selected a proposed inhibitor of Polθ, which we designated as RP-2119. In February 2023, based on our review of ongoing preclinical studies, we elected to prioritize other Polθ inhibiting compounds in our preclinical development portfolio, which we believe have a higher probability for clinical impact relative to RP-2119. We are now guiding toward clinical entry for a Polθ inhibitor in 2024.
o
In January 2023, we received an approximate $1.5 million (¥200 million) milestone payment from Ono. The payment reflected the achievement of a research milestone under our research services, license and collaboration agreement with Ono (Ono Agreement).
o
Also, in January 2023, we and Ono amended the Ono Agreement to further extend the research term until July 31, 2023. Previously, we had entered into an amendment with Ono in October 2021 to extend the research term by one year at no additional cost to us.

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

Collaboration and License Agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd.

On June 1, 2022, we entered into a collaboration and license agreement, or the Roche Agreement, with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, or collectively, Roche, regarding the development and commercialization of our product candidate camonsertib (also known as RP-3500 or RG6526) and specified other ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) inhibitors, which we refer to as the Licensed Products. The transaction was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, which were met on July 13, 2022, or Effective Date.

Under the Roche Agreement, we granted Roche a worldwide, perpetual, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products. Roche assumes all subsequent development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. We have agreed to complete specified ongoing clinical trials at our expense. We also retained the right to conduct specified clinical trials of camonsertib in combination with our PKMYT1 compound (also known as RP-6306).

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

We determined that the transaction price at the onset of the Roche Agreement was $134.6 million, being (i) the total non-refundable upfront payment received of $125.0 million, (ii) the additional $4.0 million payment received, negotiated with Roche for revisions to the clinical development plan under the Roche Agreement as agreed at the time of the Effective Date, and (iii) the $5.6 million received for the transfer of clinical trial materials.

Performance obligation	Transaction price
(in thousands)
Combined licenses	$105,327
Completion of Continuing Trials	26,585
Transfer of clinical trial materials	2,714
Total transaction price	$134,626

We recognized $116.6 million for the year ended December 31, 2022 as revenue associated with the Roche Agreement, of which $105.3 million related to the grant of the combined licenses, $2.7 million related to the clinical trial materials transferred, and $8.6 million related to the partial recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

As of December 31, 2022, there was $18.0 million (December 31, 2021 – nil) of deferred revenue related to the Roche Agreement, of which $15.3 million (December 31, 2021 – nil) was classified as current and $2.7 million (December 31, 2021 – nil) was classified as non-current in the consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed.

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

For the years ended December 31, 2022 and 2021, we recognized, from our deferred revenue balance, $2.7 million and $1.1 million, respectively, as revenue associated with the BMS Agreement in relation to research activities performed during the period.

In the fourth quarter of 2022, Bristol Myers Squibb waived its rights to exercise options for druggable targets directed at two separate lesions. As a result, we recognized, from our deferred revenue balance, $12.5 million as revenue for the year ended December 31, 2022 with regards to the amount allocated to the performance obligation from Bristol Meyers Squibb. In October 2021, we received notification from Bristol Myers Squibb of their option exercise for two druggable targets directed at a single synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, we recognized, from our deferred revenue balance, $6.5 million as revenue for the year ended December 31, 2021 with regards to the achievement of the performance obligation from Bristol Myers Squibb and the option fees received.

As of December 31, 2022, there was $27.4 million (December 31, 2021 - $42.5 million) of deferred revenue related to the BMS Agreement, of which $27.4 million (December 31, 2021 - $2.9 million) was classified as current and nil (December 31, 2021 - $39.6 million) was classified as non-current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

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

In October 2021, we and Ono entered into an amendment to the Ono Agreement whereby the research term, as defined in the Ono Agreement, was extended by one year. In January 2023, we and Ono entered into a second amendment to the Ono Agreement whereby the Research Term, as defined in the Ono Agreement, was extended until July 31, 2023.

In October 2021 and December 2022, the Company achieved specified research triggers amounting to ¥100 million ($0.9 million) and ¥200 million ($1.5 million), respectively, as research service payments provided for in the Ono Agreement. The ¥200 million ($1.5 million) is included in the collaboration revenue receivable at December 31, 2022 and was subsequently received in January 2023. These amounts have been added to the transaction price as the consideration was no longer constrained.

As of December 31, 2022, we classified $10.5 million (December 31, 2021 - $9.0 million) as current deferred revenue related to the Ono Agreement.

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

The following table summarizes our research and development costs:

	Year Ended December 31,
	2022	2021
	(in thousands)
Discovery costs
Direct external costs	$9,942	$11,308
Laboratory supplies and research materials	4,072	4,398
Personnel related costs*	10,965	8,912
Facilities related costs	1,536	1,460
Other costs*	4,032	3,665
	30,547	29,743
Development
Direct external costs
Camonsertib program	25,434	25,350
RP-6306 program	25,241	15,962
RP-2119 program	5,152	-
Personnel related costs*	27,450	16,889
Facilities related costs	808	733
Other costs*	5,868	2,494
	89,953	61,428
R&D tax credits	(1,434)	(1,124)
Total research and development costs	$119,066	$90,047
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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and directors and officers insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense), Net

Other income (expense), net consists primarily of realized and unrealized gains and losses on foreign exchange, interest income earned on cash and cash equivalents and marketable securities, and other expenses such as interest and bank charges.

Realized and unrealized gains and losses on foreign exchange consist of realized and unrealized gains and losses from holding cash and foreign currency denominated other receivables, accounts payable, accrued expenses and other current liabilities as well as operating lease liabilities.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
	(in thousands)
Revenue:
Collaboration agreements	$131,830	$7,600	$124,230
Operating expenses:
Research and development, net of tax credits	119,066	90,047	29,019
General and administrative	32,560	26,213	6,347
Total operating expenses	151,626	116,260	35,366
Loss from operations	(19,796)	(108,660)	88,864
Other income (expense), net:
Realized and unrealized gain (loss) on foreign exchange	308	(144)	452
Interest income	5,631	259	5,372
Other expense, net	(43)	(41)	(2)
Total other income, net	5,896	74	5,822
Loss before income taxes	(13,900)	(108,586)	94,686
Income tax benefit (expense)	(15,147)	1,678	(16,825)
Net loss	$(29,047)	$(106,908)	$77,861

Revenue

Revenue was $131.8 million for the year ended December 31, 2022. Of this amount, $116.6 million related to the recognition of revenue associated with the Roche Agreement, of which $105.3 million related to the grant of the combined licenses, $2.7 million related to the clinical trial materials transferred, and $8.6 million related to the partial recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

We also recognized $15.2 million for the year ended December 31, 2022 as revenue associated with the BMS Agreement. Of this amount, $12.5 million relates to the recognition of deferred revenue related to druggable targets as Bristol Myers Squibb waived its rights to exercise options for druggable targets directed at two separate lesions, and $2.7 million was a result of the partial recognition of the deferred revenue from the BMS Agreement, in proportion to the level of research and development services performed during the period.

Revenue was $7.6 million for the year ended December 31, 2021. Of this amount, $6.5 million related to the recognition of deferred revenue from the exercise by Bristol Myers Squibb of their option exercise for druggable targets directed at synthetic lethal lesion, pursuant to the terms of the BMS Agreement, and the related option fees received, and $1.1 million was a result of the partial recognition of the deferred revenue from the BMS Agreement, in proportion to the level of research and development services performed during the period.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $119.1 million for the year ended December 31, 2022, compared to $90.0 million for the year ended December 31, 2021. The increase of $29.1 million in research and development expenses was primarily due to:

•
a $13.1 million increase in direct external costs related to the advancement of the RP-6306 program, and the advancement of preclinical programs into IND-enabling studies;

•
a $12.6 million increase in personnel-related costs, including a $4.3 million increase in share-based compensation, primarily related to increased headcount in support of our discovery and development activities;
•
a $0.3 million decrease in laboratory supplies and research materials; and
•
a $3.7 million increase in other research and development costs, including travel, depreciation, facilities, and external costs not involved in the RP-6306, camonsertib or the advancement of preclinical programs into IND-enabling studies.

General and Administrative Expenses

General and administrative expenses were $32.6 million for the year ended December 31, 2022, compared to $26.2 million for the year ended December 31, 2021. The increase of $6.4 million in general and administrative expenses consisted of:

•
a $4.0 million increase in personnel related costs, including a $2.5 million increase in share-based compensation, primarily related to increased headcount as we scale the organization;
•
a $2.8 million increase in professional fees associated with the Roche collaboration and the establishment of our at-the-market facility program with Cowen and Company, LLC, as well as timing of audit and Sarbanes-Oxley Act of 2002 related compliance efforts;
•
a $0.8 million increase in other general and administrative expenses mainly related to facilities and IT costs; and
•
a $1.2 million decrease in our D&O insurance premium.

Other Income (Expense), Net

Other income, net was $5.9 million for the year ended December 31, 2022, compared to $0.1 million for the year ended December 31, 2021. The increase of $5.8 million in other income was primarily attributable to higher sums invested in cash and cash equivalents and marketable securities as well as higher interest rates.

Income Tax (Expense) Benefit

Income tax expense was $15.1 million for the year ended December 31, 2022, primarily due to the taxable income in our U.S. subsidiary and utilization of federal and state research and development tax credit carry forwards.

Income tax benefit was $1.7 million for the year ended December 31, 2021, primarily due to U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary.

The decrease of $16.8 million in the income tax benefit was primarily driven by the Tax Cuts and Jobs Act effective January 1, 2022 requiring capitalization and amortization of all IRC 174 costs associated with research and development costs, offset by the utilization of federal and state research and development tax credit carry forwards.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. On June 23, 2020, we completed our IPO whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were $232.0 million, after deducting underwriting commissions, and offering expenses of $3.2 million. In November 2021, we completed a follow-on offering whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions as well as offering expenses of $0.8 million.

In August 2022, we entered into a Common Shares Sale Agreement, or the Sales Agreement, with Cowen and Company, LLC as sales agent, pursuant to which we may issue and sell common shares from time to time, or the ATM Shares. The ATM Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-257668), up to a maximum aggregate amount of $125.0 million. No shares have been issued under the Sales Agreement as of the date of this Annual Report on Form 10-K.

Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also partnered with Ono for our Polθ inhibitor program and Bristol Myers Squibb for research and development of potential new product candidates for the treatment of cancer and received initial upfront and additional payments of approximately $60.5 million in the aggregate. In June 2022, we entered into a collaboration and license agreement with Roche for camonsertib and have received initial payments under the terms of the collaboration in the aggregate amount of $134.6 million.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct U.S.-based research and development expenditures in the current fiscal year and requires taxpayers to amortize them over five years pursuant to Internal Revenue Code Section 174. This provision has increased our 2022 cash payments of income taxes significantly as compared to 2021. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will materially reduce our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of December 31, 2022, our cash and cash equivalents and marketable securities on hand was $343.9 million. We believe that our existing cash and cash equivalents, and marketable securities on hand will be sufficient to fund our anticipated operating and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

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

Cash Flows

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our cash flows for each of the years presented:

	YEAR ENDED DECEMBER 31,
	2022	2021	CHANGE
	(in thousands)
Net cash provided by (used in) operating activities	$322	$(85,796)	$86,118
Net cash used in investing activities	(175,778)	(1,676)	(174,102)
Net cash provided by financing activities	880	95,557	(94,677)
Effect of exchange rate fluctuations on cash held	(330)	(54)	(276)
Net (decrease) increase in cash and cash equivalents	$(174,906)	$8,031	$(182,937)

Operating Activities

Net cash provided by operating activities was $0.3 million for the year ended December 31, 2022, reflecting a net loss of $29.0 million, offset by a net change of $4.4 million in our net operating assets and non-cash charges of $25.0 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense and non-cash lease expense offset by the net accretion/amortization of marketable securities and deferred tax assets. The change in our net operating assets was due to a decrease of $1.9 million in prepaid expenses and research development tax credits receivable, as well as an increase of $7.9 million in accrued expenses and other current liabilities, income taxes payable and deferred revenue, offset by an increase of $2.7 million in collaboration revenue receivable and other receivables, as well as a $2.8 million decrease in accounts payable and operating lease liabilities.

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

The $86.1 million decrease in cash used in operating activities for the year ended December 31, 2022 compared to December 31, 2021 is primarily due to the $134.6 million upfront payment received under the Roche Agreement offset by an increase in operating expenses, specifically direct external costs and personnel-related costs, as we advance the development of our product candidates.

Investing Activities

Net cash used in investing activities was $175.8 million for the year ended December 31, 2022 and resulted primarily from purchases of marketable securities offset by proceeds from maturities of marketable securities.

Net cash used in investing activities was $1.7 million for the year ended December 31, 2021 and resulted primarily from purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $0.9 million for the year ended December 31, 2022, consisting of net proceeds from the exercise of stock options and issuance of common shares under the ESPP.

Net cash provided by financing activities was $95.6 million for the year ended December 31, 2021, consisting primarily of $94.3 million from the November 2021 issuance of shares in the follow-on offering, net of underwriting commissions and offering expenses.

Material Cash Requirements

As of December 31, 2022, we anticipate the aggregate of our cash and cash equivalents and marketable securities will be sufficient to fund our contractual obligations, as well as cash requirements to support our ongoing operations and capital expenditures. Our contractual obligations as of December 31, 2022 primarily consist of:

Collaboration and Research Agreements

Collaboration and research agreement obligations primarily relate to a strategic collaboration agreement that we entered into with the University of Texas M. D. Anderson Cancer Center, or MDACC, in March 2020. The collaboration consists of preclinical studies and clinical trials designed by us and MDACC with the research to be completed by MDACC. We have agreed to commit $10.0 million in the aggregate to fund the collaboration, with payments to be made over a period of five years, of which $5.4 million was paid as of December 31, 2022.

We also entered into an agreement with the Broad Institute, Inc., or Broad, in July 2022, under which Broad will perform specialty screening services at our request over the course of a three-year term in exchange for payments of $0.8 million per year, beginning in July 2022, totaling $2.3 million in the aggregate.

Purchase and Other Obligations

In the normal course of business, we enter into contracts with CROs and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and provide for termination 30 to 90 days’ prior written notice, and therefore are cancellable contracts. The amount and timing of such payments are not known as of December 31, 2022.

We have further entered into license agreements under which we are obligated to make milestone and royalty payments and incur annual maintenance fees. The future milestone or royalty payment obligations under the agreement are contingent upon future events, such as achieving certain clinical and commercial milestones or generating product sales. As of December 31, 2022, we were unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales. See the section titled “License and Collaboration Agreements” elsewhere in this Annual Report as well as Note 7 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our license agreements.

Indemnification agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. To date, we have not incurred any material costs as a result of such indemnifications. We are not aware of any indemnification arrangements could have a material effect on our financial position, results of operations or cash flows, and we have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2022.

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

Revenue Recognition

In the year ended December 31, 2022, our revenue was generated from our Bristol Myers Squibb collaboration agreement and the Roche collaboration and license agreement. We also have a collaboration agreement with Ono, from which revenue has yet to be recognized.

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

Exclusive Licenses – If the license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, we consider relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation and whether the license is the predominant promise within the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the license is the predominant promise, and it is determined that the license represents functional intellectual property, revenue is recognized at the point in time when control of the license is transferred. If it is determined that the license does not represent functional intellectual property, revenue is recognized over time using an appropriate method of measuring progress. We have recognized revenue related to such licenses from our Roche collaboration and license agreement.

Research and Development Services – The obligations under our collaboration and license agreements generally include research and development services to be performed by us to benefit the collaboration partner. For performance obligations that include research and development services, we generally recognize revenue allocated to such performance obligations based on an appropriate measure of progress. We utilize judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure such as costs incurred. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and thereby periods of which revenue should be recognized, are subject to estimates by management and may change over the course of the contract. Reimbursements from the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense. We have recognized revenue related to such research and development services from our Bristol Myers Squibb collaboration agreement and our Roche collaboration and license agreement.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common share on that same date. Prior to our IPO, as there was no public market for our common shares, we determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies blended with the historical volatility of the Company's common shares. We expect to continue using such methodology until we have adequate historical data regarding the volatility of the trading price of our common shares on Nasdaq. The expected term of our options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. With the adoption of ASU 2018-07, we applied the nonpublic entity practical expedient for calculating the expected term of non-employee awards, using the midpoint between the vesting date and the contractual term, which is consistent with the method used for employee awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We have not paid, and do not anticipate paying, cash dividends on our common shares; therefore, the expected dividend yield is assumed to be zero.

Recently Adopted Accounting Pronouncements

See note 2 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of recently adopted accounting pronouncements applicable to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.

Item 8. Financial Statements and Supplementary Data.

REPARE THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repare Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Repare Therapeutics Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued and Prepaid Research and Development Expenses

Description of the matter

As described in note 2 to the consolidated financial statements, the Company has entered into various research and development contracts with third parties and is required to record its accrued and prepaid research and development expenses resulting from these contracts at the end of each reporting period. When evaluating the adequacy of the accrued and prepaid expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. As of December 31, 2022, the Company has recorded $15.1 million of accrued research and development expenses and has also recorded total prepaid expenses of $5.7 million, which included amounts for prepayments of research and development expenses. The Company’s determination of the amount of accrued or prepaid expenses at each reporting period requires significant judgment and estimates by management in certain circumstances, as estimates are based on management’s knowledge of the level of service performed by the third parties to date.

Auditing the Company’s accrued and prepaid research and development expenses is challenging and required significant auditor effort in performing appropriate procedures to evaluate the completeness and accuracy of the information management utilizes in these estimates.

How we addressed the matter in our audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s process used in accounting for accrued and prepaid research and development expenses.

To test the accrued and prepaid research and development expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used by management to estimate the accrual or prepaid balance. To corroborate management’s estimates, we inspected a sample of contracts with third parties, discussed and obtained information regarding the progress of clinical trials from the Company’s research and development personnel that oversee the clinical trials, and inspected a sample of data obtained from the third parties. We confirmed information directly with a sample of the third parties, such as the services provided and costs incurred, and the number of sites in the clinical trials. We also inspected subsequent invoices received from the third parties and cash disbursements made to these parties, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

Determining Standalone Selling Prices for the Roche Agreement

Description of the matter

As described in Note 12 to the consolidated financial statements, the Company entered into a collaboration and license agreement (the “Roche Agreement”) with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, “Roche”). The Company accounted for the Roche Agreement under ASC 606, Revenue from Contracts with Customers and identified several performance obligations, being (i) the combination of the exclusive perpetual license to the licensed products and the non-exclusive license to certain companion diagnostics (the “License”), (ii) the research and development activities related to the completion of the continuing trials (the “Continuing Trials”), as well as (iii) the transfer of clinical trial materials on hand. The transaction price of $134.6 million was allocated to each performance obligation based on their relative standalone selling prices, which included $105.3 million being allocated to the License and recognized at a point in time upon the transfer of the License to Roche, and $26.6 million allocated to the Continuing Trials which will be deferred and recognized over the period of time to complete the Continuing Trials. The standalone selling price of the License was determined by applying a probability adjusted discounted cashflow model which forecasts future cash flows related to the License. The standalone selling price of the Continuing Trials was based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin.

Auditing management’s estimates of standalone selling prices for the performance obligations related to the License and the Continuing Trials was challenging as certain assumptions used by management required significant judgment and estimation. These assumptions include the probability of success and the discount rate for the License and the cost per patient for the Continuing Trials. Changes to these assumptions can have a material effect on the allocation of the transaction price to the performance obligations as well as the amount and timing of revenue recognized.

How we addressed the matter in our audit

To audit the Company’s estimates of the standalone selling prices for the License and the Continuing Trials as described above, we performed audit procedures that included, among others, obtaining and assessing management’s analysis to support their conclusion of the allocation of the transaction price under ASC 606. We involved our valuation professionals to assist in the assessment of the estimation methodology used by management and to assess the discount rate used by management by comparing it to current industry trends using available information from other comparable companies. We compared the probability of success used by the Company in developing the estimate of standalone selling price of the License with external data. We obtained management’s schedules for cost per patient and tested the accuracy and completeness of the underlying data, and compared inputs with approved budgets and with historical data for comparable clinical trials.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Montréal, Canada

February 28, 2023

Repare Therapeutics Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

	As of December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$159,521	$334,427
Marketable securities	184,420	7,439
Research and development tax credits receivable	1,280	2,580
Collaboration revenue receivable	1,525	—
Other receivables	1,518	654
Prepaid expenses	5,715	6,314
Total current assets	353,979	351,414
Property and equipment, net	4,228	5,604
Operating lease right-of-use assets	5,371	7,491
Other assets	497	586
Deferred tax assets	—	3,620
TOTAL ASSETS	$364,075	$368,715
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$461	$2,302
Accrued expenses and other current liabilities	21,645	18,622
Operating lease liabilities, current portion	2,171	1,721
Deferred revenue, current portion	53,102	11,921
Income tax payable	1,240	523
Total current liabilities	78,619	35,089
Operating lease liabilities, net of current portion	3,257	5,592
Deferred revenue, net of current portion	2,682	39,613
TOTAL LIABILITIES	84,558	80,294
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred shares, no par value per share; unlimited shares authorized as of December 31, 2022 and December 31, 2021, respectively; 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of December 31, 2022 and December 31, 2021; 42,036,193 and 41,850,162 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	482,032	480,699
Additional paid-in capital	37,226	17,988
Accumulated other comprehensive loss	(428)	—
Accumulated deficit	(239,313)	(210,266)
TOTAL SHAREHOLDERS’ EQUITY	279,517	288,421
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$364,075	$368,715

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue:
Collaboration agreements	$131,830	$7,600
Operating expenses:
Research and development, net of tax credits	119,066	90,047
General and administrative	32,560	26,213
Total operating expenses	151,626	116,260
Loss from operations	(19,796)	(108,660)
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	308	(144)
Interest income	5,631	259
Other expense, net	(43)	(41)
Total other income, net	5,896	74
Loss before income taxes	(13,900)	(108,586)
Income tax (expense) benefit	(15,147)	1,678
Net loss	$(29,047)	$(106,908)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities	(428)	—
Total other comprehensive loss	$(428)	$—
Comprehensive loss	$(29,475)	$(106,908)
Net loss per share attributable to common shareholders—basic and diluted	$(0.69)	$(2.83)
Weighted-average common shares outstanding—basic and diluted	41,922,042	37,818,115

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands of U.S. dollars, except share data)

	Common Shares		Additional	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity
Balance, January 1, 2021	36,902,924	$384,313	$5,875	$—	$(103,358)	$286,830
Exercise of vested stock options	333,996	1,578	(592)	—	—	986
Share-based compensation expense	—	—	12,829	—	—	12,829
Issuance of common shares upon follow-on offering, net of issuance costs of $840	4,600,000	94,288	—	—	—	94,288
Issuance of common shares	3,299	113	—	—	—	113
Issuance of common shares under the 2020 Employee Share Purchase Plan	9,943	407	(124)	—	—	283
Net loss and comprehensive loss	—	—	—	—	(106,908)	(106,908)
Balance, December 31, 2021	41,850,162	$480,699	$17,988	$—	$(210,266)	$288,421
Exercise of vested stock options	148,116	708	(261)	—	—	447
Share-based compensation expense	—	—	19,691	—	—	19,691
Issuance of common shares under the 2020 Employee Share Purchase Plan	37,915	625	(192)	—	—	433
Other comprehensive loss	—	—	—	(428)	—	(428)
Net loss	—	—	—	—	(29,047)	(29,047)
Balance, December 31, 2022	42,036,193	$482,032	$37,226	$(428)	$(239,313)	$279,517

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021
Cash Flows From Operating Activities:
Net loss for the year	$(29,047)	$(106,908)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	19,691	12,829
Depreciation expense	1,978	1,471
Non-cash lease expense	2,206	1,873
Loss on disposal of property and equipment	—	24
Foreign exchange loss (gain)	(298)	12
Net (accretion)/amortization of marketable securities	(2,233)	113
Deferred tax asset	3,620	(2,208)
Changes in operating assets and liabilities:
Prepaid expenses	593	(32)
Research and development tax credits receivable	1,287	(556)
Collaboration revenue receivable	(1,525)	—
Other receivables	(1,147)	3,554
Other non-current assets	89	(298)
Accounts payable	(1,348)	152
Accrued expenses and other current liabilities	3,020	11,166
Operating lease liabilities, current portion	615	98
Income tax payable	717	505
Operating lease liabilities, net of current portion	(2,146)	(1,118)
Deferred revenue	4,250	(6,473)
Net cash provided by (used in) operating activities	322	(85,796)
Cash Flows From Investing Activities:
Purchase of property and equipment	(602)	(1,690)
Proceeds on disposal of property and equipment	—	40
Proceeds from maturities of marketable securities	81,400	7,450
Purchase of marketable securities	(256,576)	(7,476)
Net cash used in investing activities	(175,778)	(1,676)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	447	986
Proceeds from issuance of common shares under the 2020 Employee Share Purchase Plan	433	283
Net proceeds from issuance of common shares in follow-on offering	—	94,288
Net cash provided by financing activities	880	95,557
Effect of exchange rate fluctuations on cash held	(330)	(54)
Net (Decrease) Increase In Cash And Cash Equivalents	(174,906)	8,031
Cash and cash equivalents cash at beginning of year	334,427	326,396
Cash and cash equivalents at end of year	$159,521	$334,427
Supplemental Disclosure Of Cash Flow Information:
Cash interest received	$1,966	$240
Cash taxes paid, net	$10,810	$25
Property and equipment purchases incurred but not yet paid	$—	$1,719
Right-of-use assets obtained in exchange for new operating lease liability	$86	$4,690

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

In November 2021, the Company completed a follow-on offering of 4,600,000 of its common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions as well as offering expenses of $0.8 million payable by the Company.

Since inception, the Company has incurred operating losses. As of December 31, 2022, the Company had an accumulated deficit of $239.3 million. The Company does not have any products approved for sale and has financed its operations primarily through equity financings and funding from its collaboration and license agreements. Based on its current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities on hand will be sufficient to fund its operating and capital expenditures into 2026.

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

Smaller Reporting Company

The Company qualifies as a “smaller reporting company” under the Exchange Act as of December 31, 2022 because the market value of its common shares held by non-affiliates was less than $560 million as of June 30, 2022 and its revenue for the year ended December 31, 2021 was less than $100 million. As a smaller reporting company, the Company may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as the Company remains a smaller reporting company, it is permitted and the Company intends to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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

The Company’s marketable securities consist of U.S. treasury bills and U.S. treasury notes with original maturities greater than 90 days. All of the Company’s marketable securities have a contractual maturity of one year or less. The

Company considers its investment portfolio of U.S. treasury bills and U.S. treasury notes to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on observable inputs, other than quoted market prices. Unrealized gains and losses are reported in accumulated other comprehensive items in shareholders’ equity. Amortization and accretion of premiums and discounts are recorded in interest income (expense). Realized gains or losses on debt securities are included in other income (expense).

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in other (expense) income, net within the consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. Our investment portfolio comprises money market funds, U.S. treasury bills and U.S. treasury notes. Our investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

The Company maintains deposits in accredited financial institutions which exceed insured limits. The Company deposits its cash in financial institutions that it believes have high credit quality and has not experienced any losses on such accounts and does not believe it is exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company’s exposure to foreign exchange risk is primarily related to fluctuations between the Canadian dollar and the U.S. dollar. There are balances in Canadian dollars which are subject to foreign currency fluctuations relating to the impact of translating to U.S. dollars for financial statement presentation.

As of December 31, 2022 and 2021, the Company had no significant off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. Other comprehensive loss consists of unrealized losses on available-for-sale marketable securities. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of operations and comprehensive loss.

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

The estimated fair values of the Company’s cash and cash equivalents, collaboration revenue receivable, other receivables, other assets and accounts payable and accrued expenses approximate their carrying values.

The Company’s marketable securities are carried at fair value, determined according to Level 2 inputs in the fair value hierarchy described above.

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

The measurement date for employee and non-employee awards is the date of grant, and share-based compensation costs are recognized over the employees’ requisite service period, which is the vesting period, on a straight-line basis. Forfeitures are accounted for as they occur.

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common share on that same date. The fair value of each stock option grant or purchases under our 2020 Employee Share Purchase Plan (“ESPP”) is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield. As there was no public market for its common shares prior to its IPO in June 2020, the Company determined the volatility for stock option awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies blended with the historical volatility of the Company's common shares. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. For purchases under our ESPP, only the historical volatility of the Company's common shares is used when developing an estimate of expected volatility. The expected term of the Company’s stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. In connection with the adoption of ASU No. 2018-07, Compensation—Stock Compensation (“ASU No. 2018-07”), the Company calculated the expected term of non-employee awards using the midpoint between the vesting date and the contractual term, which is consistent with the method used for employee awards. For purchases under our ESPP, the expected term is based on the length of the offering period. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award, for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common shares; therefore, the expected dividend yield is assumed to be zero.

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

Net Loss per Share

Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, shares issuable under the ESPP and options to purchase common shares considered to be potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all reporting periods presented.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13). Certain amendments thereto were also issued by the FASB. ASU 2016-13 and the related amendments implement an impairment model, known as the current expected credit loss model, that is based on expected losses rather than incurred losses. The Company adopted ASU 2016-13 and the related amendments thereto on January 1, 2022. The adoption of ASU 2016-13 and the related amendments thereto did not have a material impact on the Company’s consolidated financial statements or disclosures as of and for the year ended December 31, 2022.

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

3. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

Description	Financial Assets	Level 1	Level 2	Level 3
	(in thousands)
As at December 31, 2022
Assets
Money market funds included in cash and cash equivalents	$42,995	$42,995	$—	$—
Marketable securities
U.S. Treasury notes	58,362	—	58,362	—
U.S. Treasury bills	126,058	—	126,058	—
Total marketable securities	184,420	—	184,420	—
Total financial assets	$227,415	$42,995	$184,420	$—

As at December 31, 2021
Assets
Money market funds included in cash and cash equivalents	$2,535	$2,535	$—	$—
Marketable securities
U.S. Treasury notes	7,439	7,439	—	—
Total financial assets	$9,974	$9,974	$—	$—

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure the fair value. In determining the fair values at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

During the years ended December 31, 2022 and 2021, there were no transfers between fair value measure levels.

4. Cash and Cash Equivalents and Marketable Securities

As of December 31, 2022 and 2021, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As at December 31, 2022
Cash and cash equivalents:
Cash	$116,526	$—	$—	$116,526
Money market funds	42,995	—	—	42,995
Total cash and cash equivalents	$159,521	$—	$—	$159,521
Marketable securities:
U.S. Treasury notes	$58,641	$1	$(280)	$58,362
U.S. Treasury bills	126,207	4	(153)	126,058
Total marketable securities	$184,848	$5	$(433)	$184,420

As at December 31, 2021
Cash and cash equivalents:
Cash	$331,892	$—	$—	$331,892
Money market funds	2,535	—	—	2,535
Total cash and cash equivalents	$334,427	$—	$—	$334,427
Marketable securities:
U.S. Treasury notes	$7,439	$—	$—	$7,439
Total marketable securities	$7,439	$—	$—	$7,439

Interest receivable was $0.4 million and nil as of December 31, 2022 and 2021, respectively, and is included in other receivables.

The Company held 28 and nil available-for-sale marketable securities with an aggregate fair value of $157.9 million and nil that were in an unrealized loss position as of December 31, 2022 and 2021, respectively. These marketable securities have been in an unrealized loss position for less than twelve months. The unrealized losses as of December 31, 2022 were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the year ended December 31, 2022.

The Company recognized $0.4 million and nil in net unrealized losses in other comprehensive loss for the years ended December 31, 2022 and 2021, respectively.

The maturities of the Company’s marketable securities as of December 31, 2022 and 2021 are less than one year.

5. Property and Equipment, Net

Property and equipment, net as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Computer equipment	$473	$469
Office equipment	514	509
Laboratory equipment	6,075	5,536
Leasehold improvements	2,519	2,465
Total	9,581	8,979
Less: Accumulated depreciation	(5,353)	(3,375)
Property and equipment, net	$4,228	$5,604

Depreciation expense recognized was allocated as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Research and development	$1,837	$1,325
General and administration	141	146
Depreciation expense	$1,978	$1,471

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued compensation and benefits	$5,616	$4,867
Accrued research and development expense	15,078	11,272
Accrued professional services	680	387
Accrued property and equipment purchases	-	1,719
Other	271	377
Total accrued expenses and other current liabilities	$21,645	$18,622

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

Any potential future milestone or royalty payment amounts have not been accrued at December 31, 2022 and 2021 due to the uncertainty related to the successful achievement of these milestones.

8. Leases

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of December 31, 2022, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

In June 2017, and as further amended in 2021, the Company entered into a lease agreement for office and laboratory space in Montréal, Québec, for a four-year term, ending in July 2021. In August 2021, the lease was extended through July 2025.

In November 2017, and as further amended throughout 2018, 2019, 2020, 2021 and 2022, the Company entered into a lease agreement for office and laboratory space located in Montréal, Québec, for a three-year term ending in October 2020, which was extended through December 2022. The Company entered into a new lease agreement, effective January 2023, which will result in $0.2 million of minimum lease payments over the thirty-two month lease term.

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

The following tables contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Operating Leases
Lease Cost
Operating lease cost	$2,456	$2,101
Short-term lease cost	33	25
Variable lease cost	278	163
Total lease cost	$2,767	$2,289

	December 31,
	2022	2021
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows for operating leases	$1,948	$1,240
Right-of-use assets obtained in exchange for lease obligations	$86	$4,690
Weighted-average remaining lease term (in years)	2.43	3.35
Weighted-average discount rate	4.0%	4.0%

Variable lease costs for the years ended December 31, 2022 and 2021 include contingent rental usage, common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of December 31, 2022 were as follows:

December 31, 2022
(in thousands)
Maturity of Lease Liabilities
2023	$2,342
2024	2,395
2025	957
Total lease payments	$5,694
Less: interest	(266)
Total lease liabilities	$5,428

9. Shareholders’ Equity

Preferred Shares

Effective upon the closing of the IPO, the Company authorized for issue an unlimited number of preferred shares, issuable in series, having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights as the board of directors of the Company may determine, and such rights and privileges, including dividend and voting rights, may be superior to those of the common shares. No preferred shares were issued and outstanding as of December 31, 2022 and 2021.

Common Shares

The articles of continuance of the Company authorize an unlimited number of common shares, voting and participating, without par value.

Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote. The holders of common shares are entitled to receive dividends, as may be declared by the board of directors, if any. Through December 31, 2022, no cash dividends have been declared or paid.

On November 1, 2021, the Company completed a follow-on offering of 4,600,000 of its common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions as well as offering expenses of $0.8 million payable by the Company.

In August 2022, the Company entered into a common shares sale agreement (“the Sales Agreement”), with Cowen and Company, LLC (“Cowen”) as sales agent, pursuant to which we may issue and sell common shares from time to time, or the ATM Shares. The ATM Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-257668), up to a maximum aggregate amount of $125.0 million. No shares have been issued under the Sales Agreement as of December 31, 2022.

10. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (“ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of January 1, 2023, the number of common shares that may be issued under the ESPP is 1,487,035.

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

For the years ended December 31, 2022 and 2021 the Company issued 37,915 and 9,943 common shares under the ESPP, respectively, at an average price per share of $11.43 and $28.46, respectively. Cash received from purchases under the ESPP for the years ended December 31, 2022 and 2021 was $0.4 million and $0.3 million, respectively. In February 2023, the Company issued 41,703 common shares under the ESPP at an average price per share of $9.80.

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value under the ESPP offering were as follows:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.36%	0.05%
Expected term (in years)	0.50	0.50
Expected volatility	85.37%	61.91%
Expected dividend yield	0.00%	0.00%

The weighted average grant date fair value under the ESPP offering during the years ended December 31, 2022 and 2021 was $4.91 and $10.94, respectively.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of stock options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants including but not limited to stock options and restricted share units. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of January 1, 2023, the number of common shares reserved for issuance under the 2020 Plan is 10,025,525.

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

Option Activity

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2022	2021
Risk-free interest rate	2.17%	0.80%
Expected term (in years)	5.99	6.00
Expected volatility	78.95%	75.99%
Expected dividend yield	0.00%	0.00%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $9.54 and $22.49, respectively.

The following table summarizes the Company’s share option activity:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Intrinsic value (in thousands)
Outstanding, January 1, 2022	5,322,591	$14.76	8.15	$55,722
Granted	3,346,567	$14.41
Exercised	(148,116)	$3.02
Forfeited	(488,140)	$22.15
Outstanding, December 31, 2022	8,032,902	$14.38	7.90	$37,250

Options exercisable, December 31, 2022	3,592,087	$11.41	6.94	$28,538
Options unvested, December 31, 2022	4,440,815	$16.79	8.65	$8,712

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those stock options that had an exercise price lower than the fair value of the Company’s common shares.

The aggregate intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $1.7 million and $8.5 million, respectively.

The total fair value of options vested during the years ended December 31, 2022 and 2021 was $20.1 million and $7.4 million, respectively.

During the year ended December 31, 2022, an aggregate of 148,116 options were exercised at a weighted-average exercise price of $3.02 per share, for aggregate proceeds of $0.4 million. As a result, an amount of $0.3 million previously included in additional paid-in-capital related to the exercised options has been credited to common shares and deducted from additional paid-in-capital.

In January and February 2023, the Company granted an aggregate of 1,495,240 stock options at a weighted average exercise price of $12.42 per share and an aggregate of 626,260 restricted share units to employees under the 2020 Plan.

Share-Based Compensation

Share-based compensation expense for all awards was allocated as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Research and development	$10,020	$5,681
General and administrative	9,671	7,148
Total share-based compensation expense	$19,691	$12,829

Share-based compensation expense by type of award was as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Stock options	$19,400	$12,632
ESPP	291	197
Total share-based compensation expense	$19,691	$12,829

As of December 31, 2022, there was $42.9 million of unrecognized share-based compensation expense related to unvested stock options. The unrecognized share-based compensation expense is expected to be recognized over a weighted-average remaining vesting period of 1.8 years as of December 31, 2022.

11. Employee Savings Plan

The Company has offered its employees in the United States the ability to participate in a 401(k). The Company has also offered its employees in Canada the ability to participate in a registered retirement savings plan. As of January 1, 2021, the Company started making non-matching employer contributions into both of these plans on behalf of participants equal to 3% of their base salary. The Company has recorded an expense of $0.8 million and $0.5 million in matching contributions for the years ended December 31, 2022 and 2021.

12. Collaborations

Roche Collaboration and License Agreement

In June 2022, the Company entered into a collaboration and license agreement (the “Roche Agreement”) with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, “Roche”) regarding the development and commercialization of the Company’s product candidate camonsertib (also known as RP-3500 or RG6526) and specified other Ataxia-Telangiectasia and Rad3-related protein kinase (“ATR”) inhibitors (the “Licensed Products”). The transaction was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, which were met on July 13, 2022 (“Effective Date”). Pursuant to the Roche Agreement, the Company granted Roche a worldwide, perpetual, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products, as well as a non-exclusive, sublicensable license to certain related companion diagnostics. The Company has agreed to complete specified ongoing clinical trials in accordance with the development plan in the Roche Agreement, as well as ongoing investigator sponsored trials (together, the “Continuing Trials”) at the Company’s expense. Roche assumes all subsequent development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. The Company retained the right to conduct specified clinical trials (the “Repare Trials”) of camonsertib in combination with the Company’s PKMYT1 compound (also known as RP-6306). The Roche Agreement also provides the Company, at its sole discretion, with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval is received. If the Company chooses to exercise its co-development and profit share option, it will continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.

The Roche Agreement was subsequently amended in October 2022 to extend the timeline to negotiate in good faith the parties’ rights and obligations with respect to the Repare Trials, as defined in the Roche Agreement, and to clarify indications included in the development plan that are subject to milestones.

Under the terms of the Roche Agreement, the Company received an upfront, nonrefundable payment of $125.0 million in July 2022. The Company also received an additional payment of $4.0 million negotiated with Roche for revisions to the clinical development plan under the Roche Agreement as agreed to by the parties at the time of the Effective Date. The Company further received $5.6 million for the transfer of clinical trial material on hand to Roche, as agreed to pursuant to the Roche Agreement. The Company is eligible to receive up to $1.172 billion in potential clinical, regulatory, commercial and sales milestones, as well as royalties on global net sales ranging from high-single-digits to high-teens, subject to certain specified reductions. Royalties are payable by Roche on a product by product and country by country basis until the later of 12 years following the first commercial sale of a licensed product in such country or the expiration of certain exclusivity rights.

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

The Company determined that the transaction price at the onset of the agreement is $134.6 million, being the total non-refundable upfront payment received of $125.0 million, the additional $4.0 million payment received and the $5.6 million received for the transfer of clinical trial materials. Additional consideration is to be paid to the Company upon the achievement of multiple clinical, regulatory and sales milestones. The Company utilized the most likely method approach and concluded that these amounts were constrained based on the probability of achievement. As such, the Company excluded this additional consideration from the transaction price.

The Company has allocated the transaction price of $134.6 million to each performance obligation based on the relative stand-alone selling price of each performance obligation at inception. The Company has determined the estimated stand-alone selling price at contract inception of the combined licenses by applying a probability adjusted discounted cashflow model which forecasts future cash flows related to the licenses. The Company considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success, discount rate and the time needed to commercialize a product pursuant to the license. The Company has determined the estimated stand-alone selling price at contract inception of the research and development activities required to complete the Continuing Trials based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to complete the Continuing Trials included the length of time required, the internal hours as well as external costs expected to be incurred, the number of patients and the number of clinical and investigator sponsored trials. The Company has determined the stand-alone selling price of the clinical trial materials transferred based on the purchase price from external vendors, without applying a markup as the materials have a built-in margin from the external vendors. Based on the relative stand-alone selling price, the allocation of the transaction price to the separate performance obligations was as follows:

Performance obligation	Transaction price
(in thousands)
Combined licenses	$105,327
Completion of Continuing Trials	26,585
Transfer of clinical trial materials	2,714
Total transaction price	$134,626

Revenue associated with the combined licenses was recognized at a point in time upon the transfer of the licenses to Roche on the effective date of the Roche Agreement as the Company concluded that the combined licenses were a functional intellectual property license that Roche could benefit from as of the time of grant. Revenue associated with the completion of the Continuing Trials has been deferred and will be recognized on a proportional performance basis over the period of time to complete the Continuing Trials, being estimated at within 24 months of the effective date, using input-based measurements of total costs of research and development incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period. Revenue associated with the transfer of clinical trial materials was recognized at a point in time upon delivery of the clinical trial materials to Roche in the year ended December 31, 2022.

The Company recognized $116.6 million for the year ended December 31, 2022 as revenue associated with the Roche Agreement, of which $105.3 million related to the grant of the combined licenses, $2.7 million related to the clinical trial materials transferred, and $8.6 million related to the partial recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

As of December 31, 2022, there was $18.0 million (December 31, 2021 - nil) of deferred revenue related to the Roche Agreement, of which $15.3 million (December 31, 2021 - nil) was classified as current and $2.7 million (December 31, 2021 - nil) was classified as non-current in the consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed.

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

For the years ended December 31, 2022 and 2021, the Company recognized from deferred revenue $2.7 million and $1.1 million, respectively, as revenue associated with the BMS Agreement in relation to research activities performed during the period.

In the fourth quarter of fiscal 2022, Bristol Myers Squibb waived its rights to exercise options for druggable targets directed at two separate lesions. As a result, the Company recognized from deferred revenue $12.5 million as revenue for the year ended December 31, 2022 with regards to the amount allocated to the performance obligation from Bristol Meyers Squibb. In October 2021, the Company received notification from Bristol Myers Squibb of their option exercise for two druggable targets directed at a single synthetic lethal lesion, pursuant to the terms of the BMS Agreement. As a result, the Company recognized from deferred revenue $6.5 million as revenue for the year ended December 31, 2021 with regards to the achievement of the performance obligation from Bristol Meyers Squibb and the option fees received.

As of December 31, 2022, there was $27.4 million (December 31, 2021 - $42.5 million) of deferred revenue related to the BMS Agreement, of which $27.4 million (December 31, 2021 - $2.9 million) was classified as current and nil (December 31, 2021 - $39.6 million) as non-current in the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

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

In October 2021, the Company and Ono entered into an amendment to the Ono Agreement whereby the research term, as defined in the Ono Agreement, was extended by one year. In January 2023, the Company and Ono entered into a second amendment to the Ono Agreement whereby the Research Term, as defined in the Ono Agreement, was extended until July 31, 2023.

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

The Company determined that the transaction price at the onset of the arrangement is the total upfront payments received in the aggregate amount of $8.1 million which is recorded as deferred revenue. The future milestone payments represent variable consideration that is fully constrained at inception of the arrangement as the achievement of the milestone events are highly uncertain. The Company will reevaluate the likelihood of achievement of the milestones at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price. In October 2021 and December 2022, the Company achieved specified research triggers amounting to ¥100 million ($0.9 million) and ¥200 million ($1.5 million), respectively, as research service payments provided for in the Ono Agreement. The ¥200 million ($1.5 million) is included in the collaboration revenue receivable at December 31, 2022 and was subsequently received in January 2023. These amounts have been added to the transaction price as the consideration was no longer constrained. Should a product candidate be presented for selection in 2023 and Ono exercises its selection option, the Company would be entitled to receive ¥450 million (approximately $3.4 million) as well as ¥110 million (approximately $0.9 million) upon corresponding grant of license, for a total of approximately $4.3 million.

As of December 31, 2022 the Company classified $10.5 million (December 31, 2021 - $9.0 million) as current deferred revenue related to the Ono Agreement.

13. Income Taxes

Loss before the provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021
	(in thousands)
Canada	$(17,550)	$(110,433)
Foreign	$3,650	$1,847
Loss before provision for income taxes	$(13,900)	$(108,586)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Current income tax provision - foreign	$11,527	$530
Deferred income tax benefit - foreign	3,620	(2,208)
Total provision for income taxes	$15,147	$(1,678)

A reconciliation between tax expense and the product of accounting income multiplied by the statutory income tax rate is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Loss before income taxes	$(13,900)	$(108,586)
Income tax at statutory rate	26.5%	26.5%
Computed income tax recovery	(3,684)	(28,775)
Effect on income tax resulting from:
Federal investment tax credit	(4,899)	(4,093)
Accounting charges not deductible for tax purposes	679	1,078
Capital gain income	(13,956)	—
Equity compensation	3,492	2,220
State taxes	(777)	(37)
Other	(142)	644
Change in valuation allowance	34,434	27,285
Tax (benefit) expense	$15,147	$(1,678)

The Company's applicable statutory tax rate is the Canadian combined rate applicable in the jurisdictions in which the Company operates.

As of December 31, 2022, the Company had tax losses of approximately $158.5 million, which are available to offset future taxable income in Canada. The Company has not recognized the tax benefit of these losses. These losses expire as follows:

(in thousands)
2042	$45,279
2041	93,834
2040	—
2039	11,394
2038	7,111
2037	883
Total	$158,501

As of December 31, 2022, the Company had Scientific Research and Experimental Development (“SR&ED”) expenditures of approximately $54.6 million for Canadian federal and Québec purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carryforward period. SR&ED expenditures are subject to verification by the tax authorities and, accordingly, the amounts may vary.

As of December 31, 2022, the Company had non-refundable Canadian federal investment tax credits of approximately $9.0 million, which may be utilized to reduce Canadian federal income taxes payable. The Company has not recognized the tax benefits related to the non-refundable investment tax credits. The investment tax credits expire as follows:

(in thousands)
2042	$2,392
2041	2,253
2040	1,702
2039	1,362
2038	776
2037	455
2036	24
Total	$8,964

The Company’s deferred tax assets as of December 31, 2022 and 2021 consisted of the following:

	2022	2021
	(in thousands)
Net operating loss carryforwards	$42,003	$30,093
Net research and development expenditures	14,468	10,656
Share issuance costs	2,369	3,538
Net federal investment tax credits	6,589	4,805
U.S. research and development tax credits	—	1,775
Tax basis of property and equipment in excess of carrying values	(376)	—
Operating lease right-of-use assets	(1,429)	(1,995)
Operating lease liability	1,445	1,950
Accrued expense and other liabilities	785	760
Deferred revenue	14,783	13,656
Share-based compensation	2,492	988
R&D costs capitalized	13,911	—
Total deferred tax assets	97,040	66,226
Valuation allowance	(97,040)	(62,606)
Net deferred tax assets	$—	$3,620

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefit of its net deferred tax assets, and as a result, a valuation allowance of $97.0 million and $62.6 million has been established at December 31, 2022 and December 31, 2021, respectively.

The Company has incurred net operating losses in Canada since inception and the Company's U.S. subsidiary operated profitably in the United States since its inception. As of December 31, 2021, the Company had U.S. federal and state research and development tax credit carry forwards of $1.8 million which were utilized in the year ended December 31, 2022.

The Company files income tax returns in Canada and in the United States. In the normal course of business, the Company could be subject to examination by federal and provincial or state jurisdictions, where applicable. There are currently no pending tax examinations. The Company may be subject to tax examination for fiscal years 2017 to 2022 due to unexpired statute of limitation periods.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2022 and 2021, no uncertain tax positions have been recorded in the consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2022 and 2021, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.
14. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Year Ended December 31,
	2022	2021
	(in thousands, except share and per share data)
Numerator:
Net loss	$(29,047)	$(106,908)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	41,922,042	37,818,115
Net loss per share—basic and diluted	$(0.69)	$(2.83)

The Company’s potentially dilutive securities, which include stock options and shares issued under the ESPP, have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the net loss per share attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Options to purchase common shares	8,032,902	5,322,591
Estimated shares issuable under the ESPP	47,216	9,654

15. Government Assistance

The Company incurred research and development expenditures which are eligible for refundable investment tax credits. The refundable investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures in the amounts of $1.4 million, and $1.1 million for the years ended December 31, 2022 and 2021, respectively.

16. Commitments and Contingencies

The following table summarizes the Company’s commitments to settle contractual obligations at December 31, 2022, other than leases which are recognized as operating lease liabilities in the consolidated balance sheet.

Year Ending December 31,
(in thousands)
2023	$3,090
2024	3,106
2025	32
2026	56
2027	32
Following years	63
Total	$6,379

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Collaboration and Research Agreements

Collaboration and research agreement obligations primarily relate to a strategic collaboration agreement that was entered into with the University of Texas M. D. Anderson Cancer Center (“MDACC”) in March 2020. The collaboration consists of preclinical studies and clinical trials designed by the Company and MDACC with the research to be completed by MDACC. The Company has agreed to commit $10.0 million in funding for various studies over a period of five years, of which $5.4 million was paid as of December 31, 2022.

The Company entered into an agreement with the Broad Institute, Inc. (“Broad”), in July 2022, under which Broad will perform specialty screening services at the Company’s request over the course of a three-year term in exchange for payments of $0.8 million per year, beginning in July 2022, totaling $2.3 million in the aggregate.

Purchase and Other Obligations

In the normal course of business, the Company enters into contracts with Contract Research Organizations (“CROs”) and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and provide for termination on 30 to 90 days’ prior written notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2022.

The Company has further entered into license agreements under which it is obligated to make milestone and royalty payments and incur annual maintenance fees. The future milestone or royalty payments under these agreements have not been included in the table above since the payment obligations are contingent upon future events, such as achieving certain clinical and commercial milestones or generating product sales. As of December 31, 2022, the Company is unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales (see Note 7).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in these consolidated financial statements as at December 31, 2022.

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

The Company is exposed to currency risk through its cash, other receivables, accounts payable, accrued expenses and other current liabilities, as well as right-of-use lease liabilities denominated in Canadian dollars as follows:

	December 31,
	2022	2021
	(in thousands)
Cash	$1,904	$3,583
Research and development tax credits receivable	—	3,261
Other receivables	851	745
Accounts payable	(324)	(665)
Accrued expenses and other current liabilities	(2,289)	(2,116)
Lease liabilities	(4,392)	(5,564)
Net financial position exposure	$(4,250)	$(756)

Based on the above net exposure at December 31, 2022, and assuming that all other variables remain constant, a 10% depreciation of the U.S. dollar against the Canadian dollar would result in an increase of $0.3 million in the Company’s net loss for the year ended December 31, 2022.

The Company is also exposed to currency risk through the Ono Agreement as the Company has a collaboration revenue receivable balance as of December 31, 2022, and any future payments receivable under the Ono Agreement, if any, are denominated in Japanese yen.

18. Geographic Information

The Company’s property and equipment, net by location was as follows:

	December 31,
	2022	2021
	(in thousands)
Canada	$2,888	$3,675
United States	1,340	1,929
Total property and equipment, net	$4,228	$5,604

The Company’s right-of-use assets by location were as follows:

	December 31,
	2022	2021
	(in thousands)
Canada	$3,578	$4,939
United States	1,793	2,552
Total right-of-use assets, net	$5,371	$7,491

For the year ended December 31, 2022 the Canadian parent company recognized revenue under its collaboration agreements of $15.2 million (2021 - $7.6 million) with Bristol Myers Squibb, whose headquarters are located in the United States, and $116.6 million (2021 - nil) with Roche, whose headquarters are located in Switzerland.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the results of its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding the effectiveness of our internal control over financial reporting due to our exemption as a smaller reporting company. Management’s report was not subject to audit by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the last fiscal quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information about Our Board of Directors” and “Information about Our Executive Officers”, “Corporate Governance, “Delinquent Section 16(a) Reports”, and “Corporate Governance – Committees of the Board of Directors” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2023 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after December 31, 2022.

Our board of directors has adopted the Repare Therapeutics Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. This includes our principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions. The nominating and corporate governance committee is responsible for overseeing the Code of Business Conduct and Ethics and must approve any waivers of the Code of Ethics for our employees, executive officers and directors. The Code of Business Conduct and Ethics is available on our website at ir.reparerx.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions, we will promptly disclose the nature of the amendment or waiver on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

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

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

4.1	Form of Common Share Certificate of the registrant.	S-1	333-238822	4.1	June 15, 2020

4.2	Amended and Restated Registration Rights Agreement, by and among the registrant and certain of its shareholders, dated September 3, 2019.	S-1	333-238822	4.2	May 29, 2020

4.3	Warrant Agreement by and between the registrant and BMS Strategic Portfolio Investments Holdings, Inc., dated May 26, 2020.	S-1	333-238822	4.3	May 29, 2020

4.4	Description of Registrant’s Securities.	10-K	001-39335	4.4	March 4, 2021

10.1+	Repare Therapeutics Inc. Amended and Restated Option Plan.	S-1	333-238822	10.1	May 29, 2020

10.2+	Form of Option Agreement under the Repare Therapeutics Inc. Amended and Restated Option Plan.	S-1	333-238822	10.2	May 29, 2020

10.3+	Form of 2020 Equity Incentive Plan.	S-1	333-238822	10.3	June 15, 2020

10.4+	Form of Share Option Grant Notice and Share Option Agreement under the 2020 Equity Incentive Plan.	S-1	333-238822	10.4	June 15, 2020

10.5+	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2020 Equity Incentive Plan.	S-1	333-238822	10.5	June 15, 2020

10.6+	Form of 2020 Employee Share Purchase Plan.	S-1	333-238822	10.6	June 15, 2020

10.7+	Form of Indemnity Agreement by and between the registrant and its directors and officers.	S-1	333-238822	10.7	June 15, 2020

10.8+	Employment Agreement between the registrant and Lloyd M. Segal, dated June 12, 2020.	S-1	333-238822	10.8	June 15, 2020

10.9+	Employment Agreement between the registrant and Michael Zinda, dated June 12, 2020.	S-1	333-238822	10.9	June 15, 2020

10.10	Employment Agreement between the registrant and Maria Koehler, dated June 12, 2020.	S-1	333-238822	10.10	June 15, 2020

10.11	Employment Agreement between the registrant and Steve Forte, dated June 12, 2020.	10-K	001-39335	10.11	March 1. 2022

10.12++	Lease Agreement by and between the registrant and NEOMED Institute, dated November 26, 2019, as amended June 5, 2020.	S-1	333-238822	10.14	June 15, 2020

10.13†	Research Services, License and Collaboration Agreement by and between the registrant and Ono Pharmaceutical Co., Ltd., dated January 31, 2019.	S-1	333-238822	10.15	May 29, 2020

10.14†	Amended and Restated License Agreement by and between the registrant and New York University, dated July 9, 2018.	S-1	333-238822	10.16	May 29, 2020

10.15†	Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated May 26, 2020.	S-1	333-238822	10.17	May 29, 2020

10.16†	First Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated July 22, 2020.	10-Q	001-39335	10.1	August 13, 2020

10.17	Second Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated September 24, 2020.	10-Q	333-238822	10.1	November 12, 2020

10.18	Second Amendment to Lease Agreement by and between the registrant, the registrant and NEOMED Institute, dated June 11, 2020.	10-Q	333-238822	10.2	November 12, 2020

10.19†	Third Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated November 20, 2020.	10-K	001-39335	10.20	March 4, 2021

10.20++	Addendum to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 1, 2021.	10-Q	001-39335	10.1	August 12, 2021

10.21++	Third Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 1, 2021.	10-Q	001-39335	10.2	August 12, 2021

10.22	Fourth Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and The Manufacturers Life Insurance Company, dated June 22, 2021.	10-Q	001-39335	10.3	August 12, 2021

10.23++	Lease Agreement by and between the registrant, Repare Therapeutics Inc. and RREEF America REIT II Corp. PPP , dated July 31, 2021.	10-Q	001-39335	10.4	August 12, 2021

10.24	First Amendment to Research Services, License and Collaboration Agreement by and between the registrant and Ono Pharmaceutical Co., Ltd., dated October 29, 2021.	10-Q	001-39335	10.1	August 12, 2021

10.25	Fifth Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and The Manufacturers Life Insurance Company, dated January 17, 2022.	10-K	001-39335	10.27	March 1. 2022

10.26	Commencement Date Memorandum to the Lease Agreement by and between the registrant, Repare Therapeutics Inc. and RREF America REIT II Corp. PPP, dated February 25, 2022.	10-K	001-39335	10.28	March 1. 2022

10.27	Collaboration and License Agreement by and between the registrant, Repare Therapeutics Inc. and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated June 1,2022.	10-Q	001-39335	10.1	August 4, 2022

10.28	Common Shares Sales Agreement, dated August 4, 2022, by and between and between Repare Therapeutics Inc. and Cowen and Company, LLC.	10-Q	001-39335	10.2	August 4, 2022

10.29	First Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics Inc. and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated October 7, 2022.	10-Q	001-39335	10.1	November 9, 2022

10.30	Second Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics Inc. and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated October 7, 2022.	10-Q	001-39335	10.2	November 9, 2022

10.31*	Lease Amending Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated October 27, 2022.

10.32*++	Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated January 1, 2023.

10.33*†	Second Amendment to Research Services, License and Collaboration Agreement by and between the registrant, Repare Therapeutics Inc. and Ono Pharmaceutical., Ltd, dated January 31, 2023.

21.1	Subsidiaries of the registrant.	S-1	333-238822	21.1	May 29, 2020

23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (incorporated by reference to the signature pages of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

REPARE THERAPEUTICS INC.

Date: February 28, 2023	By:	/s/ Lloyd M. Segal
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

Name	Title	Date

/s/ Lloyd M. Segal	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2023
Lloyd M. Segal

/s/ Steve Forte	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2023
Steve Forte

/s/ Thomas Civik	Chair of the Board of Directors	February 28, 2023
Thomas Civik

/s/ David Bonita, M.D.	Director	February 28, 2023
David Bonita, M.D.

/s/ Jerel Davis, Ph.D.	Director	February 28, 2023
Jerel Davis, Ph.D.

/s/ Todd Foley	Director	February 28, 2023
Todd Foley

/s/ Samarth Kulkarni, Ph.D.	Director	February 28, 2023
Samarth Kulkarni, Ph.D.

/s/ Briggs Morrison, M.D.	Director	February 28, 2023
Briggs Morrison, M.D.

/s/ Ann D. Rhoads	Director	February 28, 2023
Ann D. Rhoads

/s/ Carol A. Schafer	Director	February 28, 2023
Carol A. Schafer