Form 10-Q
period 2023-06-30
Repare Therapeutics Inc.
filed 2023-08-09
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ___________________

Commission File Number: 001-39335

Repare Therapeutics Inc.

(Exact Name of Registrant as Specified in its Charter)

Québec	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7171 Frederick-Banting, Building 2, Suite 270 St-Laurent, Québec, Canada	H4S 1Z9
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 412-7018

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	RPTX	The Nasdaq Stock Market LLC

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

As of August 1, 2023, there were 42,094,446 of the registrant’s common shares, no par value per share, outstanding.

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
•
our ability to obtain regulatory approval of lunresertib (also known as RP-6306) and any of our other current and future product candidates that we develop;
•
our ability to identify and develop additional product candidates using our SNIPRx platform;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency or pandemic, such as the coronavirus disease, or COVID-19 pandemic;
•
the evolving impact of macroeconomic events, including the COVID-19 pandemic, changes in inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war, on our operations, supply chains, general economic conditions, our ability to raise additional capital, and the continuity of our business, including our preclinical studies and clinical trials;
•
our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
•
the timing of completion of enrollment and availability of data from our current preclinical studies and clinical trials, including our Phase 1 clinical trials of lunresertib;
•
the expected timing of filings with regulatory authorities for any product candidates that we develop;
•
our expectations regarding the potential market size and the rate and degree of market acceptance for any current or future product candidates that we develop;
•
our ability to receive any milestone or royalty payments under our collaboration and license agreements;
•
the effects of competition with respect to lunresertib, camonsertib, or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of June 30,	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$115,544	$159,521
Marketable securities	165,148	184,420
Income tax receivable	1,751	—
Other current receivables	5,281	4,323
Prepaid expenses	4,201	5,715
Total current assets	291,925	353,979
Property and equipment, net	4,821	4,228
Operating lease right-of-use assets	4,434	5,371
Other assets	408	497
TOTAL ASSETS	$301,588	$364,075
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,893	$461
Accrued expenses and other current liabilities	21,628	21,645
Operating lease liability, current portion	2,320	2,171
Deferred revenue, current portion	24,412	53,102
Income tax payable	—	1,240
Total current liabilities	53,253	78,619
Operating lease liability, net of current portion	2,226	3,257
Deferred revenue, net of current portion	695	2,682
TOTAL LIABILITIES	56,174	84,558
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of June 30, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of June 30, 2023 and December 31, 2022; 42,093,946 and 42,036,193 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	482,739	482,032
Additional paid-in capital	49,299	37,226
Accumulated other comprehensive loss	(424)	(428)
Accumulated deficit	(286,200)	(239,313)
Total shareholders’ equity	245,414	279,517
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$301,588	$364,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Collaboration agreements	$30,249	$679	$35,927	$1,087
Operating expenses:
Research and development, net of tax credits	33,788	31,475	65,618	57,933
General and administrative	8,719	7,938	17,248	16,717
Total operating expenses	42,507	39,413	82,866	74,650
Loss from operations	(12,258)	(38,734)	(46,939)	(73,563)
Other income (expense), net
Realized and unrealized (loss) gain on foreign exchange	(41)	141	(97)	124
Interest income	3,489	544	6,916	673
Other expense	(26)	(11)	(41)	(19)
Total other income, net	3,422	674	6,778	778
Loss before income taxes	(8,836)	(38,060)	(40,161)	(72,785)
Income tax expense	(3,110)	(33)	(6,726)	(65)
Net loss	$(11,946)	$(38,093)	$(46,887)	$(72,850)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale marketable securities	$(189)	$—	$4	$—
Total other comprehensive (loss) gain	(189)	—	4	—
Comprehensive loss	$(12,135)	$(38,093)	$(46,883)	$(72,850)
Net loss per share attributable to common shareholders - basic and diluted	$(0.28)	$(0.91)	$(1.11)	$(1.74)
Weighted-average common shares outstanding - basic and diluted	42,089,530	41,899,509	42,065,237	41,880,666

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	41,850,162	$480,699	$17,988	$—	$(210,266)	$288,421
Exercise of stock options	12,235	46	(18)	—	—	28
Share-based compensation expense	—	—	4,755	—	—	4,755
Issuance of common shares under the 2020 Employee Share Purchase Plan	16,807	303	(90)	—	—	213
Net loss and comprehensive loss	—	—	—	—	(34,757)	(34,757)
Balance, March 31, 2022	41,879,204	$481,048	$22,635	$—	$(245,023)	$258,660
Exercise of stock options	44,268	332	(127)	—	—	205
Share-based compensation expense	—	—	4,745	—	—	4,745
Net loss and comprehensive loss	—	—	—	—	(38,093)	(38,093)
Balance, June 30, 2022	41,923,472	$481,380	$27,253	$—	$(283,116)	$225,517

Balance, December 31, 2022	42,036,193	$482,032	$37,226	$(428)	$(239,313)	$279,517
Exercise of stock options	2,000	7	(3)	—	—	4
Share-based compensation expense	—	—	6,062	—	—	6,062
Issuance of common shares under the 2020 Employee Share Purchase Plan	41,703	638	(229)	—	—	409
Other comprehensive gain	—	—	—	193	—	193
Net loss	—	—	—	—	(34,941)	(34,941)
Balance, March 31, 2023	42,079,896	$482,677	$43,056	$(235)	$(274,254)	$251,244
Exercise of stock options	14,050	62	(22)	—	—	40
Share-based compensation expense	—	—	6,265	—	—	6,265
Other comprehensive loss	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(11,946)	(11,946)
Balance, June 30, 2023	42,093,946	$482,739	$49,299	$(424)	$(286,200)	$245,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss for the period	$(46,887)	$(72,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,327	9,500
Depreciation expense	947	1,039
Non-cash lease expense	1,086	1,091
Foreign exchange loss (gain)	60	(136)
Net (accretion)/amortization of marketable securities	(3,928)	34
Deferred tax	—	(2,609)
Changes in operating assets and liabilities:
Prepaid expenses	1,518	3,072
Other current receivables	(988)	(389)
Other non-current assets	89	89
Accounts payable	4,429	2,698
Accrued expenses and other current liabilities	(17)	3,334
Operating lease liability, current portion	72	460
Income taxes	(2,991)	(1,322)
Operating lease liability, net of current portion	(1,172)	(1,123)
Deferred revenue	(30,677)	(1,087)
Net cash used in operating activities	(66,132)	(58,199)
Cash Flows From Investing Activities:
Purchases of property and equipment	(1,540)	(2,056)
Proceeds from maturities of marketable securities	169,000	5,150
Purchase of marketable securities	(145,796)	(4,000)
Net cash provided by (used in) investing activities	21,664	(906)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	44	233
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	409	213
Net cash provided by financing activities	453	446
Effect of exchange rate fluctuations on cash held	38	66
Net Decrease In Cash And Cash Equivalents	(43,977)	(58,593)
Cash and cash equivalents at beginning of period	159,521	334,427
Cash and cash equivalents at end of period	$115,544	$275,834

Supplemental Disclosure Of Cash Flow Information:
Property and equipment purchases incurred but not yet paid	$—	$222
Right-of-use asset obtained in exchange for new operating lease liability	$149	$56

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2023, the consolidated results of its operations for the three and six months ended June 30, 2023 and 2022, its statements of shareholders’ equity for the three and six months ended June 30, 2023 and 2022 and its consolidated cash flows for the six months ended June 30, 2023 and 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2022 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

3. Cash and Cash Equivalents and Marketable Securities

As of June 30, 2023 and December 31, 2022, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2023
Cash and cash equivalents:
Cash	$48,254	$—	$—	$48,254
Money market funds	67,290	—	—	67,290
Total cash and cash equivalents:	$115,544	$—	$—	$115,544
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$74,552	$2	$(159)	$74,395
Commercial paper	91,020	4	(271)	90,753
Total marketable securities	$165,572	$6	$(430)	$165,148

As of December 31, 2022
Cash and cash equivalents:
Cash	$116,526	$—	$—	$116,526
Money market funds	42,995	—	—	42,995
Total cash and cash equivalents:	$159,521	$—	$—	$159,521
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$184,848	$5	$(433)	$184,420
Total marketable securities	$184,848	$5	$(433)	$184,420

Interest receivable was $0.3 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively, and is included in other current receivables.

The Company held available-for-sale marketable securities with an aggregate fair value of $135.3 million and $157.9 million that were in an unrealized loss position as of June 30, 2023 and December 31, 2022, respectively. These marketable securities have been in an unrealized loss position for less than twelve months. The unrealized losses as of June 30, 2023 and December 31, 2022, were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the three and six months ended June 30, 2023 and 2022.

The Company recognized $0.2 million of net unrealized loss and nil for the three months ended June 30, 2023 and 2022, respectively, and nil for the six months ended June 30, 2023 and 2022 in other comprehensive loss.

The maturities of the Company’s marketable securities as of June 30, 2023 and December 31, 2022 are less than one year.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of June 30, 2023 and December 31, 2022:

Description	Financial Assets	Level 1	Level 2	Level 3
	(in thousands)
As of June 30, 2023
Assets
Money market funds included in cash and cash equivalents	$67,290	$67,290	$—	$—
Marketable securities
U.S. Treasury and government-sponsored enterprises	74,395	—	74,395	—
Commercial paper	90,753	—	90,753	—
Total marketable securities	165,148	—	165,148	—
Total financial assets	$232,438	$67,290	$165,148	$—

As of December 31, 2022
Assets
Money market funds included in cash and cash equivalents	$42,995	$42,995	$—	$—
Marketable securities
U.S. Treasury and government-sponsored enterprises	184,420	—	184,420	—
Total financial assets	$227,415	$42,995	$184,420	$—

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

During the six months ended June 30, 2023, there were no transfers between fair value measure levels.

5. Other Current Receivables

Other current receivables as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Research and development tax credits receivable	$2,023	$1,280
Collaboration revenue receivable	1,250	1,525
Other	2,008	1,518
Total other current receivables	$5,281	$4,323

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation and benefits	$3,845	$5,616
Accrued research and development expense	16,592	15,078
Accrued professional services	941	680
Other	250	271
Total accrued expenses and other current liabilities	$21,628	$21,645

7. Collaboration and License Agreements

The following table presents revenue from collaboration agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Roche Collaboration and License Agreement	$4,825	$—	$10,137	$—
Bristol Myers Squibb Collaboration and License Agreement	14,951	679	15,317	1,087
Ono Collaboration Agreement	10,473	—	10,473	—
Total revenue	$30,249	$679	$35,927	$1,087

(a) Roche Collaboration and License Agreement

In June 2022, the Company entered into a collaboration and license agreement (the “Roche Agreement”) with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, “Roche”) regarding the development and commercialization of the Company’s product candidate camonsertib (also known as RP-3500) and specified other Ataxia-Telangiectasia and Rad3-related protein kinase (“ATR”) inhibitors (the “Licensed Products”). The transaction was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, which were met on July 13, 2022 (the “Effective Date”). Pursuant to the Roche Agreement, the Company granted Roche a worldwide, perpetual, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products, as well as a non-exclusive, sublicensable license to certain related companion diagnostics. The Company has agreed to complete specified ongoing clinical trials in accordance with the development plan in the Roche Agreement, as well as ongoing investigator sponsored trials (together, the “Continuing Trials”) at the Company’s expense. Roche assumes all subsequent development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. The Company retained the right to conduct specified clinical trials (the “Repare Trials”) of camonsertib in combination with the Company’s PKMYT1 compound (also known as lunresertib). The Roche Agreement also provides the Company, at its sole discretion, with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval is received. If the Company chooses to exercise its co-development and profit share option, it will continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.

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

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2022	$17,957
Increase in collaboration revenue receivable	4,000
Recognition as revenue, as the result of performance obligations satisfied	(5,312)
Balance as of March 31, 2023	$16,645
Recognition as revenue, as the result of performance obligations satisfied	(4,825)
Balance as of June 30, 2023	$11,820
Classified as short-term	$11,125
Classified as long-term	695

The Company recognized $4.8 million and $10.1 million as revenue for the three and six months ended June 30, 2023, respectively, and nil for the three and six months ended June 30, 2022, in recognition of research and development services performed towards the completion of the Continuing Trials under the Roche Agreement.

As of June 30, 2023, there was $11.8 million (December 31, 2022 -$18.0 million) of deferred revenue related to the Roche Agreement, of which $11.1 million (December 31, 2022 - $15.3 million) was classified as current and $0.7 million (December 31, 2022 - $2.7 million) was classified as non-current in the condensed consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed.

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

Deferred revenue pertaining to the BMS Agreement	Research activities	Options to license druggable targets	Options to license undruggable targets	Total
	(in thousands)
Balance as of December 31, 2022	$2,448	$12,459	$12,447	$27,354
Recognition as revenue, as the result of performance obligations satisfied	(366)	-	-	(366)
Balance as of March 31, 2023	$2,082	$12,459	$12,447	$26,988
Increase in collaboration revenue receivable	-	1,250	-	1,250
Recognition as revenue, as the result of performance obligations satisfied	(1,242)	(13,709)	-	(14,951)
Balance as of June 30, 2023	$840	$-	$12,447	$13,287
Classified as short-term	$840	$-	$12,447	$13,287
Classified as long-term	-	-	-	-

The Company recognized $1.2 million and $0.7 million as revenue for the three months ended June 30, 2023 and 2022. respectively, and $1.6 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, in recognition of deferred revenue for research activities performed under the BMS Agreement.

In May 2023, Bristol Myers Squibb exercised its option for a druggable target and in June 2023, Bristol Myers Squibb waived its rights to exercise an option for a druggable target. As a result, the Company recognized $12.7 million as revenue related to druggable targets for the three and six months ended June 30, 2023 (nil for the three and six months ended June 30, 2022), including the option fee of $0.25 million which was received in July 2023.

In May 2023, Bristol Myers Squibb also triggered a $1.0 million further development election for a previously exercised druggable target. As such, the Company recognized this specified research milestone as revenue during the three and six months ended June 30, 2023 (nil for the three and six months ended June 30, 2022), which was received in July 2023.

As of June 30, 2023, there was $13.3 million (December 31, 2022 - $27.4 million) of deferred revenue related to the BMS Agreement, which was classified as current in the condensed consolidated balance sheet based on the period the services are expected to be performed, the expected timing of potential option exercises for undruggable targets, and the expected expiry of the BMS Agreement.

(c) Ono Collaboration Agreement

In January 2019, the Company entered into a research services, license and collaboration agreement, or the Ono Agreement, with Ono Pharmaceutical Company Ltd., or Ono, pursuant to which the Company and Ono agreed to collaborate in the research of potential product candidates targeting Polθ and the development of the Company’s small molecule Polθ inhibitor program. The Company was primarily responsible for carrying out research activities to identify a product candidate, to be licensed to Ono, in accordance with a mutually agreed upon research plan during a research term that will end upon the earlier of the date of the first submission of an Investigational New Drug application (“IND”) in the United States or Japan, or the end of the research term. In the event that Ono elected to collaborate on the subsequent development and commercialization of the proposed product candidate, Ono would then have been responsible for such activities in Japan, South Korea, Taiwan, Hong-Kong, Macau and the Association of Southeast Asian Nations (collectively, the “Ono territory”), and the Company would have then been responsible for all such activities in the rest of the world outside the Ono territory, including the United States, Canada and European Union. In such instance, Ono would have been responsible for a specified percentage of research and developments costs for the IND-enabling studies of the selected product candidate.

In October 2021, the Company and Ono entered into an amendment to the Ono Agreement whereby the research term, as defined in the Ono Agreement, was extended by one year. In January 2023, the Company and Ono entered into a second amendment to the Ono Agreement whereby the Research Term, as defined in the Ono Agreement, was extended until July 31, 2023.

Pursuant to the terms of the Ono Agreement, the Company received initial upfront payments of ¥900 million ($8.1 million). These upfront payments were recorded as deferred revenue and were to be recognized as revenue at the point in time when a product candidate was licensed to Ono pursuant to the terms of the agreement, reflecting the single performance obligation under the Ono Agreement in accordance with the Company’s assessment of the arrangement under ASC 606. In addition, in connection with the research activities to be conducted pursuant to the Ono Agreement, the Company was eligible to receive additional research service payments of up to an aggregate of ¥750 million ($6.5 million) upon the occurrence of certain specified research triggers. In October 2021 and December 2022, the Company achieved specified research triggers amounting to ¥100 million ($0.9 million) and ¥200 million ($1.5 million), respectively, as research service payments provided for in the Ono Agreement. These amounts were added to the transaction price under the arrangement and were recorded as deferred revenue. The Company was further entitled to receive clinical, regulatory and commercial milestone payments of up to ¥17.21 billion ($149.5 million) in the aggregate, plus a tiered percentage royalty on annual net sales in Ono’s Territory ranging from high-single digits to low teens, subject to specified reductions.

Deferred revenue pertaining to the Ono Agreement	Research activities
(in thousands)
Balance as of December 31, 2022	$10,473
Recognition as revenue, as the result of performance obligations satisfied	-
Balance as of March 31, 2023	$10,473
Recognition as revenue, as the result of performance obligations satisfied	(10,473)
Balance as of June 30, 2023	$-

In June 2023, the Company and Ono determined not to further extend the Term of the Ono Agreement. As a result, no product candidate will be licensed to Ono pursuant to the terms of Agreement. The Company recognized $10.5 million as revenue for the three and six months ended June 30, 2023 (nil for the three and six months ended June 30, 2022) with regards to the performance obligation under the Ono Agreement. In July 2023, Ono provided the Company with a formal notice to terminate the Ono Agreement without cause as defined in the Ono Agreement. As a result of this termination, all rights to the Polθ program have reverted to the Company.

8. Leases

The Company has historically entered into lease arrangements for its facilities. As of June 30, 2023, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

In January 2023, and as further amended in April 2023, the Company entered into a lease renewal agreement for office and laboratory space located in Montréal, Québec, for a thirty-two month term, ending in August 2025.

Operating Leases

The following tables contain a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating Leases
Lease Costs
Operating lease costs	$593	$615	$1,186	$1,231
Short-term lease costs	32	8	46	16
Variable lease costs	60	33	100	100
Total lease costs	$685	$656	$1,332	$1,347

	Six Months Ended June 30,
	2023	2022
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$1,202	$802
Right-of-use assets obtained in exchange for new operating lease liability	$149	$56
Weighted-average remaining lease term (in years)	1.95	2.91
Weighted-average discount rate	4.1%	4.0%

9. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of June 30, 2023, the total number of common shares that may be issued under the ESPP is 1,445,331.

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

The Company issued 41,703 common shares under the ESPP during the six months ended June 30, 2023 at a weighted-average price per share of $9.80. Cash received from purchases under the ESPP for the six months ended June 30, 2023 was $0.4 million.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of share options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased granting awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to grant equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants including but not limited to stock options and restricted share units. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for the issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of June 30, 2023, the total number of common shares reserved for issuance under the 2020 Plan is 10,026,479.

Inducement Grant

In May 2023, the Compensation Committee of the Board of Directors approved the grant of an inducement award to a newly hired member of the senior leadership team. The equity award, which was granted outside of the 2020 Plan, was an inducement material to such executive entering into employment with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4). The stock option award to purchase an aggregate of 240,000 of the Company’s common shares has a ten-year term and an exercise price of $9.83 per share. The award has terms and conditions consistent with those set forth under the 2020 Plan and vests under the similar vesting schedules as stock option awards granted under the 2020 Plan. The inducement grant is included in the stock options table below.

Stock Options

Total outstanding stock options as of June 30, 2023 was as follows:

	Number of shares	Weighted average exercise price
Outstanding at January 1, 2023	8,032,902	$14.38
Granted	2,215,540	$11.80
Exercised	(16,050)	$2.67
Cancelled or forfeited	(201,651)	$14.76
Outstanding at June 30, 2023	10,030,741	$13.82

During the six months ended June 30, 2023, an aggregate of 16,050 options were exercised at a weighted-average exercise price of $2.67 per share.

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Fair value of stock options	$7.08	$7.23	$8.33	$9.51
Risk-free interest rate	3.75%	2.92%	3.68%	2.00%
Expected terms (in years)	5.81	5.59	6.00	5.97
Expected volatility	80.78%	78.85%	81.48%	78.55%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Share Units

Total outstanding restricted share units as of June 30, 2023 was as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at January 1, 2023	—
Awarded	626,260	$12.42
Forfeited	(16,550)	$12.42
Outstanding at June 30, 2023	609,710	$12.42

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common shares on that same date.

Share-Based Compensation

Share-based compensation expense was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$3,329	$2,440	$6,548	$4,751
General and administrative	2,936	2,305	5,779	4,749
Total share-based compensation expense	$6,265	$4,745	$12,327	$9,500

Share-based compensation expense by type of award was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Stock options	$5,561	$4,695	$11,098	$9,407
Restricted share units	620	—	1,045	—
ESPP	84	50	184	93
Total share-based compensation expense	$6,265	$4,745	$12,327	$9,500

As of June 30, 2023, there was $48.2 million and $6.5 million of unrecognized share-based compensation expense to be recognized over a weighted average period of 1.8 years and 2.6 years related to unvested stock options and unvested restricted share units, respectively.

10. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(11,946)	$(38,093)	$(46,887)	$(72,850)
Denominator:
Weighted-average common shares outstanding — basic and diluted	42,089,530	41,899,509	42,065,237	41,880,666
Net loss per share — basic and diluted	$(0.28)	$(0.91)	$(1.11)	$(1.74)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common shares	10,030,741	7,974,403	10,030,741	7,974,403
Restricted share units	609,710	—	609,710	—
Estimated shares issuable under the ESPP	5,353	1,712	5,353	1,712

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

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our initial product candidate, camonsertib (also known as RP-3500 or RG6526), a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase) as part of a network of 16 STEP2-identified genomic alterations. In July 2020, we began dosing patients in our Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of camonsertib in advanced solid tumors and, in August 2021, we began dosing patients in our Phase 1b/2 ATTACC clinical trial of camonsertib to evaluate the safety and efficacy of camonsertib in combination with approved poly (ADP-ribose) polymerase, or PARP, inhibitors, olaparib and niraparib, in patients with molecularly selected cancers. In April 2022, we presented comprehensive Phase 1 monotherapy clinical data from the TRESR Phase 1/2 trial. In June 2022, we entered into a worldwide license and collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively referred to as Roche, for the development and commercialization of camonsertib. In April 2023, we presented initial clinical data on camonsertib in combination with the three PARP inhibitors from the ongoing Phase 1/2 TRESR and Phase 1b/2 ATTACC clinical trials in a plenary oral presentation at the 2023 AACR Annual Meeting. In June 2023, we published data from the ongoing Phase 1/2 TRESR clinical trial in Nature Medicine.

In April 2021, we initiated our Phase 1 MYTHIC clinical trial for lunresertib (also known as RP-6306), our PKMYT1 (Protein Kinase Membrane-associated tyrosine- and threonine-specific cdc-2 inhibitory kinase) SL inhibitor, as a monotherapy for the treatment of molecularly selected advanced solid tumors, and announced the achievement of clinical proof of concept based on initial monotherapy data from the Phase 1 MYTHIC clinical trial and early insights from ongoing combination trials in June 2023. We initiated Phase 1 combination studies of lunresertib with gemcitabine (MAGNETIC) in December 2021, camonsertib (MYTHIC) in May 2022, and FOLFIRI (MINOTAUR) in August 2022, each for the treatment of molecularly selected advanced solid tumors, and expect to present further Phase 1 MYTHIC Module 2 combination data with camonsertib in the fourth quarter of 2023. In the fourth quarter of 2022, we received fast track designation for lunresertib in combination with gemcitabine for the treatment of adult patients with CCNE1-amplified, or FBXW7, or PPP2R1A mutated platinum resistant ovarian cancer and in August 2023, we received fast track designation for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated endometrial cancer previously treated with a platinum-containing regimen and immune checkpoint inhibitor where indicated. Based on promising preclinical data released at the 34th EORTC-NCI-AACR Symposium in October 2022, we are working with clinical investigators to initiate clinical testing, as part of an investigator-sponsored trial, or IST, of a fourth lunresertib combination with carboplatin and paclitaxel for the treatment of recurrent gynecological malignancies, with first patient dosing expected this year. In the fourth quarter of 2022, we entered into an agreement with Canadian Cancer Trials Group, or CCTG, for a planned, basket Phase 2 IST that is enrolling patients with selected, advanced cancers receiving lunresertib as combination with gemcitabine (NCT05605509), and in a second active study that will evaluate lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440).

We continue to focus on the advancement of our preclinical programs into clinical development. We initiated IND-enabling studies in the first half of 2023 for a small molecule, now designated RP-1664, against an undisclosed target with potential to enter the clinic in early 2024. We also initiated IND-enabling studies for our newly designated polymerase theta, or Polθ, inhibitor, RP-3467, in June 2023. RP-3467 has shown greater potency in preclinical studies compared to RP-2119, our first Polθ inhibitor designated in 2022, and has potential to enter the clinic in 2024. With the termination of the Ono Agreement, our Polθ program, including RP-3467, is wholly-owned by Repare.

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. On June 23, 2020, we completed our initial public offering, or IPO, whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. On November 1, 2021, we completed a follow-on offering, or the 2021 Offering, whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions as well as offering expenses of $0.8 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of June 30, 2023, we had cash and cash equivalents and marketable securities on hand of $280.7 million.

Since inception, we have incurred significant operating losses. Our net losses were $29.0 million and $106.9 million for the years ended December 31, 2022 and 2021, respectively, and $46.9 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $286.2 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including lunresertib, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio. Our net losses are also expected to be impacted as we hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the SEC requirements, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration and license agreements.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States, Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Developments

•
Advancing camonsertib, a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of tumors with specific synthetic lethal genomic alterations in partnership with Roche.

o
Roche has included a camonsertib-based arm in its Phase 2, global, multicenter, open-label, multi-cohort TAPISTRY study (NCT04589845) and its Phase 1/2 study of multiple immunotherapy-based treatment combinations in participants with metastatic non-small cell lung cancer (Morpheus Lung; NCT03337698). We are eligible to receive a milestone payment of $40.0 million upon dosing of the first patient with camonsertib in the TAPISTRY study and could be eligible for an additional $15.0 million milestone if this study becomes registrational.
o
We are also continuing to conduct dose optimization and efficacy assessments in tumor specific expansions in the ATTACC study in collaboration with Roche to support future clinical development plans for camonsertib combinations with PARP inhibitors. In April 2023, we received a payment of $4.0 million from Roche for additional revisions to the clinical development plan under the Roche Agreement. We are eligible to receive further milestone payments upon the initiation of registrational trials or the transition of existing trials to become registrational for camonsertib in specific tumor types.
o
Published data in Nature Medicine from the ongoing Phase 1/2 TRESR clinical trial evaluating camonsertib monotherapy in 120 patients (NCT04497116). The article is entitled “Camonsertib in DNA damage response-deficient advanced solid tumors: phase 1 trial results” (https://doi.org/10.1038/s41591-023-02399-0).
o
Announced initial clinical data from the Phase 1/2 TRESR and ATTACC trials evaluating camonsertib in combination with three poly (ADP-ribose) polymerase (PARP) inhibitors in a Clinical Trials Plenary Session at the 2023 American Association for Cancer Research (AACR) Annual Meeting.
o
Camonsertib-PARP inhibitor combinations appeared to be well tolerated and resulted in durable clinical benefit across tumor types and genomic alterations, regardless of choice of PARP inhibitor and presence of platinum resistance. Overall clinical benefit rate (CBR) for all patients was 48%. Patients with platinum-resistant tumors had an overall response rate (ORR) of 12% and CBR of 49% and benefited similarly to non-platinum-resistant tumors (ORR 13%, CBR 46%). Compelling results were observed particularly in patients with advanced ovarian cancer (n=19), including overall response of 32%, CBR of 58% and median progression-free survival of approximately 7 months with treatment greater than 16 weeks and ongoing in 9 patients, as of the 2023 AACR Annual Meeting data cutoff of February 27, 2023. The molecular response rate (MRR) of circulating tumor DNA was significantly higher in patients with clinical benefit (83%) compared to those without (48%; p=0.015) and significantly higher than seen in the camonsertib monotherapy trial in which camonsertib was administered at higher doses (66% vs. 43%; p=0.02). Molecular responses were also observed in patients with prior PARP inhibitor exposure (57%) and platinum resistance (64%).
•
Advancing lunresertib (RP-6306), a first-in-class, oral PKMYT1 inhibitor, for the treatment of molecularly select advanced solid tumors as a monotherapy and in combinations in multiple clinical studies.
o
Announced clinical proof of concept for lunresertib, including monotherapy data from the Phase 1 MYTHIC clinical trial and early insights from ongoing combination trials in June 2023. Achieved primary endpoints of safety and tolerability and proposed dose and schedule. The tolerability profile of lunresertib monotherapy appears favorable and differentiated from other clinical cell cycle inhibitors, as lunresertib treatment does not result in significant myelotoxicity nor diarrhea. No grade 4 toxicity was observed with lunresertib, while grade 3 treatment emergent adverse events of interest included rash (7.9%), anemia (6.3%) and nausea or vomiting (1.6%). The dose limiting toxicity was reversible rash, alleviated with dose modifications and simple supportive measures. Two proposed dose/schedules were identified – 240mg daily continuously and 80-100mg BID intermittent weekly – to offer maximum flexibility in combination studies.
o
Preliminary anti-tumor activity was observed for monotherapy, including moderate tumor shrinkages and a confirmed partial response per RECIST 1.1 criteria in a patient with metastatic recurrent uterine carcinosarcoma.
o
Early clinical responses per RECIST 1.1 criteria have been observed with lunresertib and combinations with gemcitabine, camonsertib, and FOLFIRI in multiple tumor types and genotypes.
o
We are collaborating with Princess Margaret Cancer Center to initiate clinical testing, as part of an investigator-sponsored trial (IST) of a fourth lunresertib combination with carboplatin and paclitaxel for the treatment of recurrent gynecological malignancies, with first patient dosing expected this year.
o
We are also collaborating with the Canadian Cancer Trials Group in an ongoing basket Phase 2 IST that is enrolling patients with selected, advanced cancers receiving lunresertib as combination with gemcitabine (NCT05605509), and in a second active study that will evaluate lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440).
o
In August 2023, the U.S. Food and Drug Administration (FDA) granted Fast Track designation (FTD) to lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated endometrial cancer previously treated with a platinum-containing regimen and immune checkpoint inhibitor when indicated. FTD is intended to facilitate the development and expedite the review of drugs to treat serious conditions and fulfill an unmet medical need, enabling drugs to reach patients earlier.
o
We expect to present further Phase 1 MYTHIC Module 2 combination data with camonsertib at a medical conference in the fourth quarter of this year.
•
Advancing preclinical programs into clinical development.
o
RP-1664 IND-enabling studies, which began in the first quarter of 2023, remain ongoing with potential for the program to enter the clinic in early 2024.
o
Initiated IND-enabling studies for the newly designated Polθ inhibitor RP-3467 in June 2023. RP-3467 has shown greater potency in preclinical studies compared to RP-2119, our first Polθ inhibitor designated in 2022, and has potential to enter the clinic in 2024. The research term of our Polθ collaboration with Ono Pharmaceutical Company Ltd., as previously extended, expired on July 31, 2023. With the termination of the Ono Agreement, our Polθ program, including RP-3467, is wholly-owned by Repare.
•
We intend to host an R&D day focused on our ongoing pre-clinical programs and our overall pipeline in the fourth quarter of this year.
•
In May 2023, Bristol Myers Squibb exercised its option for a third druggable target and separately triggered a $1.0 million payment for a previously exercised druggable target option.

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

The following table presents revenue from collaboration agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Roche Collaboration and License Agreement	$4,825	$—	$10,137	$—
Bristol Myers Squibb Collaboration and License Agreement	14,951	679	15,317	1,087
Ono Collaboration Agreement	10,473	—	10,473	—
Total revenue	$30,249	$679	$35,927	$1,087

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

Under the Roche Agreement, we granted Roche a worldwide, perpetual, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products. Roche assumes all subsequent development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. We have agreed to complete specified ongoing clinical trials in accordance with the development plan in the Roche Agreement, as well as ongoing investigator sponsored trials, or together, the Continuing Trials, at our expense. We also retained the right to conduct specified clinical trials of camonsertib in combination with our PKMYT1 compound (also known as lunresertib).

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

Performance obligation	Transaction price
(in thousands)
Combined licenses	$105,327
Completion of Continuing Trials	30,585
Transfer of clinical trial materials	2,714
Total transaction price	$138,626

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2022	$17,957
Increase in collaboration revenue receivable	4,000
Recognition as revenue, as the result of performance obligations satisfied	(5,312)
Balance as of March 31, 2023	$16,645
Recognition as revenue, as the result of performance obligations satisfied	(4,825)
Balance as of June 30, 2023	$11,820
Classified as short-term	$11,125
Classified as long-term	695

We recognized $4.8 million and $10.1 million as revenue for the three and six months ended June 30, 2023, respectively, and nil for the three and six months ended June 30, 2022, in recognition of research and development services performed towards the completion of the Continuing Trials under the Roche Agreement.

As of June 30, 2023, there was $11.8 million (December 31, 2022 - $18.0 million) of deferred revenue related to the Roche Agreement, of which $11.1 million (December 31, 2022 - $15.3 million) was classified as current and $0.7 million (December 31, 2022 - $2.7 million) was classified as non-current in the condensed consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed.

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

The BMS Agreement was subsequently amended in July, September and November 2020 to include additional campaigns to the list of existing campaigns from which Bristol Myers Squibb may select campaigns under the BMS Agreement and to enable unblinding of a Bristol Myers Squibb alliance manager in order to streamline the collaboration process. The BMS Agreement was also amended in May 2023 to extend review periods for specified targets.

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

Performance obligation	Transaction price
(in thousands)
Research activities	$6,405
Options to license druggable targets	31,148
Options to license undruggable targets	12,447
Total transaction price	$50,000

Deferred revenue pertaining to the BMS Agreement	Research activities	Options to license druggable targets	Options to license undruggable targets	Total
	(in thousands)
Balance as of December 31, 2022	$2,448	$12,459	$12,447	$27,354
Recognition as revenue, as the result of performance obligations satisfied	(366)	-	-	(366)
Balance as of March 31, 2023	$2,082	$12,459	$12,447	$26,988
Increase in collaboration revenue receivable	-	1,250	-	1,250
Recognition as revenue, as the result of performance obligations satisfied	(1,242)	(13,709)	-	(14,951)
Balance as of June 30, 2023	$840	$-	$12,447	$13,287
Classified as short-term	$840	$-	$12,447	$13,287
Classified as long-term	-	-	-	-

We recognized $1.2 million and $0.7 million as revenue for the three months ended June 30, 2023 and 2022. respectively, and $1.6 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively, in recognition of deferred revenue for research activities performed under the BMS Agreement.

In May 2023, Bristol Myers Squibb exercised its option for a druggable target and in June 2023, Bristol Myers Squibb waived its rights to exercise an option for a druggable target. As a result, we recognized $12.7 million as revenue related to druggable targets for the three and six months ended June 30, 2023 (nil for the three and six months ended June 30, 2022), including the option fee of $0.25 million which was received in July 2023.

In May 2023, Bristol Myers Squibb also triggered a $1.0 million further development election for a previously exercised druggable target. As such, we recognized this specified research milestone as revenue during the three and six months ended June 30, 2023 (nil for the three and six months ended June 30, 2022), which was received in July 2023.

As of June 30, 2023, there was $13.3 million (December 31, 2022 - $27.4 million) of deferred revenue related to the BMS Agreement, which was classified as current in the condensed consolidated balance sheet based on the period the services are expected to be performed, the expected timing of potential option exercises for undruggable targets, and the expected expiry of the BMS Agreement.

Collaboration Agreement with Ono Pharmaceutical Company Ltd.

In January 2019, we entered into a research services, license and collaboration agreement, or the Ono Agreement, with Ono Pharmaceutical Company Ltd., or Ono, pursuant to which we and Ono agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. Pursuant to the terms of the agreement, we received initial upfront payments of approximately $8.1 million. These upfront payments were recorded as deferred revenue on our consolidated balance sheet as per our revenue recognition accounting policy and were to be recognized as revenue at the point in time when a product candidate was licensed to Ono pursuant to the terms of the agreement.

In October 2021 and December 2022, we achieved specified research triggers amounting to ¥100 million ($0.9 million) and ¥200 million ($1.5 million), respectively, as research service payments provided for in the Ono Agreement. The ¥200 million ($1.5 million) was included in the collaboration revenue receivable at December 31, 2022 and was subsequently received in January 2023. These amounts were added to the transaction price as the consideration was no longer constrained.

In October 2021, we and Ono entered into an amendment to the Ono Agreement whereby the research term, as defined in the Ono Agreement, was extended by one year. In January 2023, we and Ono entered into a second amendment to the Ono Agreement whereby the Research Term, as defined in the Ono Agreement, was extended until July 31, 2023.

In June 2023, Repare and Ono determined not to further extend the Term of the Ono Agreement. As a result, no product candidate will be licensed to Ono pursuant to the terms of Agreement. We recognized $10.5 million as revenue for the three and six months ended June 30, 2023 (nil for the three and six months ended June 30, 2022) with regards to the performance obligation under the Ono Agreement. In July 2023, Ono provided us with a formal notice to terminate the Ono Agreement without cause as defined in the Ono Agreement. As a result of this termination, all rights to the Polθ program have reverted to Repare.

Deferred revenue pertaining to the Ono Agreement	Research activities
(in thousands)
Balance as of December 31, 2022	$10,473
Recognition as revenue, as the result of performance obligations satisfied	-
Balance as of March 31, 2023	$10,473
Recognition as revenue, as the result of performance obligations satisfied	(10,473)
Balance as of June 30, 2023	$-

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

The following table summarizes our research and development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Discovery costs
Direct external costs*	$1,950	$3,004	$3,561	$5,335
Laboratory supplies and research materials	1,127	1,248	2,033	2,407
Personnel related costs*	3,141	3,020	6,263	6,001
Facilities related costs	375	389	739	779
Other costs*	937	1,090	1,848	2,078
	7,530	8,751	14,444	16,600
Development
Direct external costs
Camonsertib program*	5,677	7,493	11,712	13,071
Lunresertib program*	8,273	6,386	14,352	12,153
RP-1664 program	2,002	—	3,300	—
RP-3467 and Polθ program	1,273	1,019	3,024	1,019
Personnel related costs*	8,047	6,783	17,131	13,293
Facilities related costs	215	183	417	406
Other costs*	1,135	1,187	1,981	2,117
	26,622	23,051	51,917	42,059
R&D tax credits	(364)	(327)	(743)	(726)
Total research and development costs	$33,788	$31,475	$65,618	$57,933

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration agreements	$30,249	$679	$29,570
Operating expenses:
Research and development, net of tax credits	33,788	31,475	2,313
General and administrative	8,719	7,938	781
Total operating expenses	42,507	39,413	3,094
Loss from operations	(12,258)	(38,734)	26,476
Other income (expense), net
Realized and unrealized (loss) gain on foreign exchange	(41)	141	(182)
Interest income	3,489	544	2,945
Other expense	(26)	(11)	(15)
Total other income, net	3,422	674	2,748
Loss before income taxes	(8,836)	(38,060)	29,224
Income tax expense	(3,110)	(33)	(3,077)
Net loss	$(11,946)	$(38,093)	$26,147

Revenue

Revenue was $30.2 million for the three months ended June 30, 2023, compared to $0.7 million for three months ended June 30, 2022. The increase of $29.5 million was due to an increase of:

•
$14.2 million in revenue associated with the BMS Agreement mainly for the deferred revenue allocated to the performance obligations for two options to license druggable targets;
•
$10.5 million in deferred revenue recognized with the Ono Agreement as a result of discussions we held with Ono in the second quarter of 2023 leading to a determination not to further extend the Term of the Ono Agreement; and
•
$4.8 million in deferred revenue recognized with the Roche Agreement as the agreement became effective in July 2022.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $33.8 million for the three months ended June 30, 2023, compared to $31.5 million for the three months ended June 30, 2022. The increase of $2.3 million was primarily due to:

•
a $1.3 million increase in direct external costs as a result of a $4.1 million increase in costs with the advancement of clinical trials for Lunresertib and IND-enabling studies for RP-1664 and Polθ, which was offset by a $1.8 million decrease in costs with the transition of the Camonsertib program to Roche and $1.0 million lower discovery related costs;
•
a $1.4 million increase in personnel-related costs, including a $0.9 million increase in share-based compensation; and
•
a $0.4 million decrease in other research and material expenses.

General and Administrative Expenses

General and administrative expenses were $8.7 million for the three months ended June 30, 2023, compared to $7.9 million for the three months ended June 30, 2022. The increase of $0.8 million in general and administrative expenses consisted of:

•
a $1.2 million increase in personnel related costs, including a $0.6 million increase in share-based compensation;
•
a $0.3 million increase in other general and administrative costs including IT costs; and
•
a $0.7 million decrease in our D&O insurance premium due to lower renewal premiums.

Other Income (Expense), Net

Other income, net was $3.4 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively. The increase of $2.7 million was primarily attributable to higher sums invested in cash and cash equivalents and marketable securities as well as higher interest rates.

Income Tax Expense

The income tax expense of $3.1 million for the three months ended June 30, 2023 primarily reflected the taxable income in our U.S. subsidiary partially offset by federal and state research and development tax credits, as well as the non-recognition of any tax benefit related to our net deferred tax assets.

The income tax expense of nil for the three months ended June 30, 2022 primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration agreements	$35,927	$1,087	$34,840
Operating expenses:
Research and development, net of tax credits	65,618	57,933	7,685
General and administrative	17,248	16,717	531
Total operating expenses	82,866	74,650	8,216
Loss from operations	(46,939)	(73,563)	26,624
Other income (expense), net
Realized and unrealized (loss) gain on foreign exchange	(97)	124	(221)
Interest income	6,916	673	6,243
Other expense	(41)	(19)	(22)
Total other income, net	6,778	778	6,000
Loss before income taxes	(40,161)	(72,785)	32,624
Income tax expense	(6,726)	(65)	(6,661)
Net loss	$(46,887)	$(72,850)	$25,963

Revenue

Revenue was $35.9 million for the three months ended June 30, 2023, compared to $1.1 million for three months ended June 30, 2022. The increase of $34.8 million was due to an increase of:

•
$14.2 million associated with the BMS Agreement mainly for the deferred revenue allocated to the performance obligations for two options to license druggable targets;
•
$10.5 million in deferred revenue recognized with the Ono Agreement as a result of discussions we held with Ono in the second quarter of 2023 leading to a determination not to further extend the Term of the Ono Agreement; and
•
$10.1 million in deferred revenue recognized with the Roche Agreement as the agreement became effective in July 2022.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $65.6 million for the six months ended June 30, 2023, compared to $57.9 million for the six months ended June 30, 2022. The increase of $7.7 million was primarily due to:

•
a $4.4 million increase in direct external costs as a result of a $7.5 million increase in costs with the advancement of clinical trials for Lunresertib and IND-enabling studies for RP-1664 and Polθ, which was offset by a $1.4 million decrease in costs with the transition of the Camonsertib program to Roche and $1.7 million lower discovery related costs;

•
a $4.1 million increase in personnel-related costs, including a $1.8 million increase in share-based compensation; and
•
a $0.8 million decrease in other research and material expenses.

General and Administrative Expenses

General and administrative expenses were $17.2 million for the six months ended June 30, 2023, compared to $16.7 million for the six months ended June 30, 2022. The increase of $0.5 million in general and administrative expenses consisted of:

•
a $2.1 million increase in personnel related costs, including a $1.0 million increase in share-based compensation;
•
a $0.3 million increase in other general and administrative costs including IT and travel costs;
•
a $1.3 million decrease in our D&O insurance premium due to lower renewal premiums; and
•
a $0.6 million decrease in professional fees associated with the collaboration and license agreement with Roche signed in 2022.

Other Income (Expense), Net

Other income, net was $6.8 million and $0.8 million for the six months ended June 30, 2023 and 2022, respectively. The increase of $6.0 million was primarily attributable to higher sums invested in cash and cash equivalents and marketable securities as well as higher interest rates.

Income Tax Expense

The income tax expense of $6.7 million for the six months ended June 30, 2023 primarily reflected the taxable income in our U.S. subsidiary partially offset by federal and state research and development tax credits, as well as the non-recognition of any tax benefit related to our net deferred tax assets.

The income tax expense of $0.1 million for the six months ended June 30, 2022 primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary.

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

Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also received initial upfront and additional payments of approximately $60.5 million in the aggregate from partnerships with Ono for our Polθ inhibitor program and Bristol Myers Squibb for research and development of potential new product candidates for the treatment of cancer. In June 2022, we entered into a collaboration and license agreement with Roche for camonsertib and have received initial payments under the terms of the collaboration in the aggregate amount of $138.6 million.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct U.S.-based research and development expenditures in the current fiscal year and requires taxpayers to amortize them over five years pursuant to Internal Revenue Code Section 174. This provision increased our 2023 and 2022 cash payments of income taxes significantly as compared to 2021. Although Congress is considering legislation that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. If the requirement is not modified, it will materially reduce our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of June 30, 2023, our cash and cash equivalents and marketable securities on hand was $280.7 million. We believe that our existing cash and cash equivalents and marketable securities on hand will be sufficient to fund our anticipated operating and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the initiation, timing, costs, progress and results of our product candidates, including our ongoing Phase 1 clinical trials of lunresertib;
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
•
the revenue, if any, received from commercial sales of camonsertib, lunresertib and any future product candidates for which we or our collaborators receive marketing approval; and
•
the costs of operating as a public company.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(66,132)	$(58,199)	$(7,933)
Net cash provided by (used in) investing activities	21,664	(906)	22,570
Net cash provided by financing activities	453	446	7
Effect of exchange rate fluctuations on cash held	38	66	(28)
Net Decrease In Cash And Cash Equivalents	$(43,977)	$(58,593)	$14,616

Operating Activities

Net cash used in operating activities was $66.1 million for the six months ended June 30, 2023, reflecting a net loss of $46.9 million, a net change of $29.7 million in our net operating assets offset by non-cash charges of $10.5 million. The non-cash charges primarily consist of share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense, and non-cash lease expense offset by the net accretion of marketable securities. The change in our net operating assets was primarily due to a $30.7 million decrease in deferred revenue recognized during the six months ended June 30, 2023.

Net cash used in operating activities was $58.2 million for the six months ended June 30, 2022, reflecting a net loss of $72.9 million, offset by a net change of $5.7 million in net operating assets and non-cash charges of $8.9 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, and non-cash lease expense offset by deferred taxes. The change in our net operating assets was primarily due to an increase of $3.3 million in accrued expenses and other current liabilities, and a decrease of $3.1 million in prepaid expenses.

The $7.9 million increase in cash used in operating activities for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 is primarily due to increases in our research and development expenses as we advance our various programs and in income taxes paid offset by receipts related to our collaboration agreements and interest income.

Investing Activities

Net cash provided by investing activities was $21.7 million for the six months ended June 30, 2023 and resulted primarily from the purchases of marketable securities and property and equipment offset by proceeds on maturities of marketable securities.

Net cash used in investing activities was $0.9 million for the six months ended June 30, 2022 and resulted primarily from the proceeds on maturities of marketable securities offset by the purchases of marketable securities and property and equipment.

Financing Activities

Net cash provided by financing activities was $0.5 million consisting of net proceeds from the issuance of common shares under the ESPP for the six months ended June 30, 2023.

Net cash provided by financing activities was $0.4 million consisting of net proceeds from the exercise of stock options and issuance of common shares under the ESPP for the six months ended June 30, 2022.

Material Cash Requirements

There were no material changes to our material cash requirements during the six months ended June 30, 2023 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Filer Status

Because the market value of the Company’s common shares held by non-affiliates was between $250 million and $700 million as of June 30, 2023 and its revenue for the year ended December 31, 2022 was more than $100 million, the Company will be deemed an accelerated filer under the Exchange Act as of December 31, 2023. In addition, the Company will lose its status as a “smaller reporting company” and no longer be eligible to rely on the scaled disclosure exemptions available to smaller reporting companies starting with its first quarterly report in 2024.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

We will no longer qualify as a “smaller reporting company” and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies starting with our first quarterly report in 2024.

We are currently a “smaller reporting company” and we may take advantage of certain of the scaled disclosures available to smaller reporting companies. However, based on the market value of our common stock held by non-affiliates as of June 30, 2023, we will no longer be eligible to rely on the scaled disclosure exemptions available to smaller reporting companies starting with our quarterly report on Form 10-Q for the quarter ending March 31, 2024.

As a result of our loss of “smaller reporting company” status, it is possible that investors have found or will continue to find our common shares less attractive in light of the fact that we have relied on certain of these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile. We also expect that the loss of our “smaller reporting company” status and compliance with additional requirements will increase our legal and financial compliance costs. In addition, any failure to comply with additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as amended and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. Furthermore, because the market value of our common shares held by non-affiliates was between $250 million and $700 million as of June 30, 2022 and our revenue for the year ended December 31, 2022 was more than $100 million, we will be deemed an “accelerated filer” under the Exchange Act as of December 31, 2023. While we will be eligible to rely on certain scaled disclosure exemptions available to smaller reporting companies until our first quarterly report in 2024, we will be required to comply with Section 404(b) of the Sarbanes Oxley Act starting with our Annual Report on Form 10-K for the year ending December 31, 2023. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented will increase our expenses and require significant management time.

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

None.

(b) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

10.1*+	Fourth Amendment to Collaboration and License Agreement by and between the registrant and Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated May 12, 2023.

10.2*+	Amendment to Employment Agreement

31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

REPARE THERAPEUTICS INC.

Date: August 9, 2023	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)