Form 10-Q
period 2023-09-30
Repare Therapeutics Inc.
filed 2023-11-09
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 42,129,651 of the registrant’s common shares, no par value per share, outstanding.

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
•
the evolving impact of macroeconomic events, including the COVID-19 pandemic, changes in inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine and Hamas-Israel wars, on our operations, supply chains, general economic conditions, our ability to raise additional capital, and the continuity of our business, including our preclinical studies and clinical trials;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of September 30,	As of December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,369	$159,521
Marketable securities	142,703	184,420
Income tax receivable	15,739	—
Other current receivables	3,731	4,323
Prepaid expenses	5,551	5,715
Total current assets	275,093	353,979
Property and equipment, net	4,722	4,228
Operating lease right-of-use assets	3,883	5,371
Income tax receivable	2,312	—
Other assets	397	497
TOTAL ASSETS	$286,407	$364,075
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,438	$461
Accrued expenses and other current liabilities	20,729	21,645
Operating lease liability, current portion	2,333	2,171
Deferred revenue, current portion	20,472	53,102
Income tax payable	—	1,240
Total current liabilities	48,972	78,619
Operating lease liability, net of current portion	1,591	3,257
Deferred revenue, net of current portion	2,476	2,682
TOTAL LIABILITIES	53,039	84,558
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of September 30, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of September 30, 2023 and December 31, 2022; 42,129,251 and 42,036,193 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	483,184	482,032
Additional paid-in capital	55,515	37,226
Accumulated other comprehensive loss	(252)	(428)
Accumulated deficit	(305,079)	(239,313)
Total shareholders’ equity	233,368	279,517
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$286,407	$364,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Collaboration agreements	$2,159	$112,545	$38,086	$113,632
Operating expenses:
Research and development, net of tax credits	32,709	31,242	98,327	89,175
General and administrative	7,868	7,904	25,116	24,621
Total operating expenses	40,577	39,146	123,443	113,796
(Loss) income from operations	(38,418)	73,399	(85,357)	(164)
Other income (expense), net
Realized and unrealized (loss) gain on foreign exchange	(40)	126	(137)	250
Interest income	3,312	2,027	10,228	2,700
Other expense	(32)	(37)	(73)	(56)
Total other income, net	3,240	2,116	10,018	2,894
(Loss) income before income taxes	(35,178)	75,515	(75,339)	2,730
Income tax recovery (expense)	16,299	(54)	9,573	(119)
Net (loss) income	$(18,879)	$75,461	$(65,766)	$2,611
Other comprehensive (loss) gain:
Unrealized gain (loss) on available-for-sale marketable securities	$172	$(524)	$176	$(524)
Total other comprehensive gain (loss)	172	(524)	176	(524)
Comprehensive (loss) income	$(18,707)	$74,937	$(65,590)	$2,087
Net (loss) income per share attributable to common shareholders:
Basic	$(0.45)	$1.80	$(1.56)	$0.06
Diluted	$(0.45)	$1.71	$(1.56)	$0.06
Weighted-average common shares outstanding:
Basic	42,102,685	41,945,617	42,077,857	41,902,554
Diluted	42,102,685	44,177,376	42,077,857	44,160,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, December 31, 2021	41,850,162	$480,699	$17,988	$—	$(210,266)	$288,421
Exercise of stock options	12,235	46	(18)	—	—	28
Share-based compensation expense	—	—	4,755	—	—	4,755
Issuance of common shares under the 2020 Employee Share Purchase Plan	16,807	303	(90)	—	—	213
Net loss and comprehensive loss	—	—	—	—	(34,757)	(34,757)
Balance, March 31, 2022	41,879,204	$481,048	$22,635	$—	$(245,023)	$258,660
Exercise of stock options	44,268	332	(127)	—	—	205
Share-based compensation expense	—	—	4,745	—	—	4,745
Net loss and comprehensive loss	—	—	—	—	(38,093)	(38,093)
Balance, June 30, 2022	41,923,472	$481,380	$27,253	$—	$(283,116)	$225,517
Exercise of stock options	16,930	80	(30)	—	—	50
Share-based compensation expense	—	—	5,053	—	—	5,053
Issuance of common shares under the 2020 Employee Share Purchase Plan	21,108	322	(103)	—	—	219
Other comprehensive loss	—	—	—	(524)	—	(524)
Net income	—	—	—	—	75,461	75,461
Balance, September 30, 2022	41,961,510	$481,782	$32,173	$(524)	$(207,655)	$305,776

Balance, December 31, 2022	42,036,193	$482,032	$37,226	$(428)	$(239,313)	$279,517
Exercise of stock options	2,000	7	(3)	—	—	4
Share-based compensation expense	—	—	6,062	—	—	6,062
Issuance of common shares under the 2020 Employee Share Purchase Plan	41,703	638	(229)	—	—	409
Other comprehensive gain	—	—	—	193	—	193
Net loss	—	—	—	—	(34,941)	(34,941)
Balance, March 31, 2023	42,079,896	$482,677	$43,056	$(235)	$(274,254)	$251,244
Exercise of stock options	14,050	62	(22)	—	—	40
Share-based compensation expense	—	—	6,265	—	—	6,265
Other comprehensive loss	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(11,946)	(11,946)
Balance, June 30, 2023	42,093,946	$482,739	$49,299	$(424)	$(286,200)	$245,414
Exercise of stock options	1,400	6	(2)	—	—	4
Share-based compensation expense	—	—	6,377	—	—	6,377
Issuance of common shares under the 2020 Employee Share Purchase Plan	33,905	439	(159)	—	—	280
Other comprehensive gain	—	—	—	172	—	172
Net loss	—	—	—	—	(18,879)	(18,879)
Balance, September 30, 2023	42,129,251	$483,184	$55,515	$(252)	$(305,079)	$233,368

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net (loss) income for the period	$(65,766)	$2,611
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	18,704	14,553
Depreciation expense	1,445	1,523
Non-cash lease expense	1,637	1,643
Foreign exchange loss (gain)	71	(230)
Net (accretion)/amortization of marketable securities	(5,809)	(733)
Deferred tax	—	(3,857)
Changes in operating assets and liabilities:
Prepaid expenses	167	676
Other current receivables	559	(10,797)
Other non-current assets	100	89
Accounts payable	4,587	7,066
Accrued expenses and other current liabilities	(916)	(1,291)
Operating lease liability, current portion	117	536
Income taxes	(19,291)	(1,152)
Operating lease liability, net of current portion	(1,771)	(1,672)
Deferred revenue	(32,836)	20,994
Net cash (used in) provided by operating activities	(99,002)	29,959
Cash Flows From Investing Activities:
Purchases of property and equipment	(1,540)	(2,322)
Proceeds from maturities of marketable securities	222,000	6,400
Purchase of marketable securities	(174,298)	(213,914)
Net cash provided by (used in) investing activities	46,162	(209,836)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	48	283
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	689	432
Net cash provided by financing activities	737	715
Effect of exchange rate fluctuations on cash held	(49)	(74)
Net Decrease In Cash And Cash Equivalents	(52,152)	(179,236)
Cash and cash equivalents at beginning of period	159,521	334,427
Cash and cash equivalents at end of period	$107,369	$155,191

Supplemental Disclosure Of Cash Flow Information:
Property and equipment purchases incurred but not yet paid	$399	$—
Right-of-use asset obtained in exchange for new operating lease liability	$149	$56

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2022, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2023, the consolidated results of its operations for the three and nine months ended September 30, 2023 and 2022, its statements of shareholders’ equity for the three and nine months ended September 30, 2023 and 2022 and its consolidated cash flows for the nine months ended September 30, 2023 and 2022.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2023 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2022 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

3. Cash and Cash Equivalents and Marketable Securities

As of September 30, 2023 and December 31, 2022, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2023
Cash and cash equivalents:
Cash	$38,643	$—	$—	$38,643
Money market funds	68,726	—	—	68,726
Total cash and cash equivalents:	$107,369	$—	$—	$107,369
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$42,159	$—	$(64)	$42,095
Commercial paper	100,797	—	(189)	100,608
Total marketable securities	$142,956	$—	$(253)	$142,703

As of December 31, 2022
Cash and cash equivalents:
Cash	$116,526	$—	$—	$116,526
Money market funds	42,995	—	—	42,995
Total cash and cash equivalents:	$159,521	$—	$—	$159,521
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$184,848	$5	$(433)	$184,420
Total marketable securities	$184,848	$5	$(433)	$184,420

Interest receivable was $0.3 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively, and is included in other current receivables.

The Company held available-for-sale marketable securities with an aggregate fair value of $142.7 million and $157.9 million that were in an unrealized loss position as of September 30, 2023 and December 31, 2022, respectively. These marketable securities have been in an unrealized loss position for less than twelve months. The unrealized losses as of September 30, 2023 and December 31, 2022, were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the three and nine months ended September 30, 2023 and 2022.

The Company recognized $0.2 million of net unrealized gain for the three and nine months ended September 30, 2023, respectively, and $0.5 million of net unrealized loss for the three and nine months ended September 30, 2022, respectively, in other comprehensive loss.

The maturities of the Company’s marketable securities as of September 30, 2023 and December 31, 2022 are less than one year.

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

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values as of September 30, 2023 and December 31, 2022:

Description	Financial Assets	Level 1	Level 2	Level 3
	(in thousands)
As of September 30, 2023
Assets
Money market funds included in cash and cash equivalents	$68,726	$68,726	$—	$—
Marketable securities
U.S. Treasury and government-sponsored enterprises	42,095	—	42,095	—
Commercial paper	100,608	—	100,608	—
Total marketable securities	142,703	—	142,703	—
Total financial assets	$211,429	$68,726	$142,703	$—

As of December 31, 2022
Assets
Money market funds included in cash and cash equivalents	$42,995	$42,995	$—	$—
Marketable securities
U.S. Treasury and government-sponsored enterprises	184,420	—	184,420	—
Total financial assets	$227,415	$42,995	$184,420	$—

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

During the nine months ended September 30, 2023, there were no transfers between fair value measure levels.

5. Income tax receivable

Income tax receivable in the amount of $18.1 million as of September 30, 2023 reflects the overpayment of tax installments by the Company’s U.S. subsidiary, which resulted from its compliance with the requirement to capitalize and amortize certain specified research and experimental expenditures subject to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”) (as per the Tax Cuts and Jobs Act of 2017), prior to the issuance of interim guidance on September 8, 2023 by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of certain expenses that would otherwise be treated as specified research and experimental expenditures. The current portion of the income tax receivable is approximately $15.7 million, which primarily consists of an overpayment of tax installments by the Company’s U.S. subsidiary for the 2022 fiscal year, and the long-term portion is approximately $2.3 million. The Company’s U.S. subsidiary received a refund in the amount of $4.8 million in October 2023.

6. Other Current Receivables

Other current receivables as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Research and development tax credits receivable	$2,328	$1,280
Collaboration revenue receivable	—	1,525
Other	1,403	1,518
Total other current receivables	$3,731	$4,323

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Accrued compensation and benefits	$5,105	$5,616
Accrued research and development expense	15,013	15,078
Accrued professional services	508	680
Other	103	271
Total accrued expenses and other current liabilities	$20,729	$21,645

8. Collaboration and License Agreements

The following table presents revenue from collaboration agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Roche Collaboration and License Agreement	$1,659	$112,344	$11,796	$112,344
Bristol Myers Squibb Collaboration and License Agreement	500	201	15,817	1,288
Ono Collaboration Agreement	—	—	10,473	—
Total revenue	$2,159	$112,545	$38,086	$113,632

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

Revenue associated with the combined licenses was recognized at a point in time upon the transfer of the licenses to Roche on the Effective Date of the Roche Agreement as the Company concluded that the combined licenses were a functional intellectual property license that Roche could benefit from as of the time of grant. Revenue associated with the transfer of clinical trial materials was recognized at a point in time upon delivery of the clinical trial materials to Roche in the year ended December 31, 2022. Revenue associated with the completion of the Continuing Trials has been deferred and will be recognized on a proportional performance basis over the period of time to complete the Continuing Trials using input-based measurements of total costs of research and development incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2022	$17,957
Increase in collaboration revenue receivable	4,000
Recognition as revenue, as the result of performance obligations satisfied	(5,312)
Balance as of March 31, 2023	$16,645
Recognition as revenue, as the result of performance obligations satisfied	(4,825)
Balance as of June 30, 2023	$11,820
Recognition as revenue, as the result of performance obligations satisfied	(1,659)
Balance as of September 30, 2023	$10,161
Classified as short-term	$7,685
Classified as long-term	2,476

The Company recognized $1.7 million and $11.8 million as revenue for the three and nine months ended September 30, 2023, respectively, in recognition of research and development services performed towards the completion of the Continuing Trials under the Roche Agreement. Adjustments to revenue previously recognized based on updated measures of progress related to the completion of the Continuing Trials have been recognized on a cumulative catch-up basis in the three and nine months ended September 30, 2023.

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

As of September 30, 2023, there was $10.2 million (December 31, 2022 -$18.0 million) of deferred revenue related to the Roche Agreement, of which $7.7 million (December 31, 2022 - $15.3 million) was classified as current and $2.5 million (December 31, 2022 - $2.7 million) was classified as non-current in the condensed consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed.

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

Deferred revenue pertaining to the BMS Agreement	Research activities	Options to license druggable targets	Options to license undruggable targets	Total
	(in thousands)
Balance as of December 31, 2022	$2,448	$12,459	$12,447	$27,354
Recognition as revenue, as the result of performance obligations satisfied	(366)	-	-	(366)
Balance as of March 31, 2023	$2,082	$12,459	$12,447	$26,988
Increase in collaboration revenue receivable	-	1,250	-	1,250
Recognition as revenue, as the result of performance obligations satisfied	(1,242)	(13,709)	-	(14,951)
Balance as of June 30, 2023	$840	$-	$12,447	$13,287
Recognition as revenue, as the result of performance obligations satisfied	(500)	-	-	(500)
Balance as of September 30, 2023	$340	$-	$12,447	$12,787
Classified as short-term	$340	$-	$12,447	$12,787

The Company recognized $0.5 million and $2.1 million as revenue for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, in recognition of deferred revenue for research activities performed under the BMS Agreement.

In May 2023, Bristol Myers Squibb exercised its option for a druggable target and in June 2023, Bristol Myers Squibb waived its rights to exercise an option for a druggable target. As a result, the Company recognized nil and $12.7 million as revenue related to druggable targets for the three and nine months ended September 30, 2023, respectively (nil for the three and nine months ended September 30, 2022), including the option fee of $0.25 million, which was received in July 2023.

In May 2023, Bristol Myers Squibb also triggered a $1.0 million further development election for a previously exercised druggable target, which was received in July 2023. As such, the Company recognized nil and $1.0 million for this specified research milestone as revenue during the three and nine months ended September 30, 2023, respectively (nil for the three and nine months ended September 30, 2022).

As of September 30, 2023, there was $12.8 million (December 31, 2022 - $27.4 million) of deferred revenue related to the BMS Agreement, which was classified as current in the condensed consolidated balance sheet based on the period the services are expected to be performed, the expected timing of potential option exercises for undruggable targets, and the expected expiry of the BMS Agreement.

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

In June 2023, the Company and Ono determined not to further extend the Term of the Ono Agreement. As a result, no product candidate will be licensed to Ono pursuant to the terms of Agreement. The Company recognized nil and $10.5 million as revenue for the three and nine months ended September 30, 2023, respectively (nil for the three and nine months ended September 30, 2022) with regards to the performance obligation under the Ono Agreement. In July 2023, Ono provided the Company with a formal notice to terminate the Ono Agreement without cause as defined in the Ono Agreement. As a result of this termination, all rights to the Polθ program have reverted to the Company.

9. Leases

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2023, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

In January 2023, and as further amended in April 2023, the Company entered into a lease renewal agreement for office and laboratory space located in Montréal, Québec, for a thirty-two month term, ending in August 2025.

Operating Leases

The following tables contain a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating Leases
Lease Costs
Operating lease costs	$593	$614	$1,779	$1,845
Short-term lease costs	39	9	86	24
Variable lease costs	86	32	186	132
Total lease costs	$718	$655	$2,051	$2,001

	Nine Months Ended September 30,
	2023	2022
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$1,799	$1,334
Right-of-use assets obtained in exchange for new operating lease liability	$149	$56
Weighted-average remaining lease term (in years)	1.70	2.67
Weighted-average discount rate	4.1%	4.0%

10. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (the “ESPP”). The maximum number of common shares that may be issued under the ESPP was initially 327,000. Additionally, the number of shares reserved and available for issuance under the ESPP automatically increases each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of September 30, 2023, the total number of common shares that may be issued under the ESPP is 1,411,426.

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

The Company issued 75,608 common shares under the ESPP during the nine months ended September 30, 2023 at a weighted-average price per share of $9.11. Cash received from purchases under the ESPP for the nine months ended September 30, 2023 was $0.7 million.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of share options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased granting awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to grant equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants including but not limited to stock options and restricted share units. A total of 3,600,000 common shares were initially reserved for issuance under the 2020 Plan, plus the number of shares (not to exceed 3,807,448 shares) consisting of (i) 298,605 common shares that were available for the issuance of awards under the Option Plan at the time the 2020 Plan became effective, which ceased to be available for future issuance under the Option Plan at such time and (ii) any shares subject to outstanding options or other share awards that were granted under the Option Plan that terminate or expire prior to exercise or settlement; are forfeited because of the failure to vest; or are reacquired or withheld (or not issued) to satisfy a tax withholding obligation or the purchase or exercise price. In addition, the number of shares reserved and available for issuance under the 2020 Plan will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of September 30, 2023, the total number of common shares reserved for issuance under the 2020 Plan is 10,033,406.

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

Stock Options

Total outstanding stock options as of September 30, 2023 was as follows:

	Number of shares	Weighted average exercise price
Outstanding at January 1, 2023	8,032,902	$14.38
Granted	2,306,940	$11.73
Exercised	(17,450)	$2.65
Cancelled or forfeited	(234,801)	$14.99
Outstanding at September 30, 2023	10,087,591	$13.78

During the nine months ended September 30, 2023, an aggregate of 17,450 options were exercised at a weighted-average exercise price of $2.65 per share.

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Fair value of stock options	$7.77	$8.45	$8.31	$9.40
Risk-free interest rate	4.36%	2.89%	3.71%	2.09%
Expected terms (in years)	6.08	6.08	6.01	5.98
Expected volatility	81.73%	81.20%	81.49%	78.82%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Share Units

Total outstanding restricted share units as of September 30, 2023 was as follows:

	Number of shares	Weighted average grant date fair value
Outstanding at January 1, 2023	—	$-
Awarded	626,260	$12.42
Forfeited	(21,300)	$12.42
Outstanding at September 30, 2023	604,960	$12.42

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common shares on that same date.

Share-Based Compensation

Share-based compensation expense was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$3,339	$2,600	$9,887	$7,351
General and administrative	3,038	2,453	8,817	7,202
Total share-based compensation expense	$6,377	$5,053	$18,704	$14,553

Share-based compensation expense by type of award was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Stock options	$5,678	$4,969	$16,776	$14,376
Restricted share units	625	—	1,670	—
ESPP	74	84	258	177
Total share-based compensation expense	$6,377	$5,053	$18,704	$14,553

As of September 30, 2023, there was $43.0 million and $5.9 million of unrecognized share-based compensation expense to be recognized over a weighted average period of 1.6 years and 2.3 years related to unvested stock options and unvested restricted share units, respectively.

11. Net (Loss) Income per Share

The following table summarizes the computation of basic and diluted net (loss) income per share attributable to common shareholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except share and per share amounts)
Numerator:
Net (loss) income	$(18,879)	$75,461	$(65,766)	$2,611
Denominator:
Weighted-average common shares outstanding — basic	42,102,685	41,945,617	42,077,857	41,902,554
Dilutive impact of outstanding stock options and shares issuable under the ESPP	—	2,231,759	—	2,257,927
Weighted-average common shares outstanding — diluted	42,102,685	44,177,376	42,077,857	44,160,481
Net (loss) income per share
Basic	$(0.45)	$1.80	$(1.56)	$0.06
Diluted	$(0.45)	$1.71	$(1.56)	$0.06

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net (loss) income per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common shares	10,087,591	5,255,255	10,087,591	5,255,255
Restricted share units	604,960	—	604,960	—
Estimated shares issuable under the ESPP	6,830	—	6,830	—

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

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we are developing our pipeline of SL product candidates, including our initial product candidate, camonsertib (also known as RP-3500 or RG6526), a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase) as part of a network of 16 STEP2-identified genomic alterations. In July 2020, we began dosing patients in our Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial of camonsertib in advanced solid tumors and, in August 2021, we began dosing patients in our Phase 1b/2 ATTACC clinical trial of camonsertib to evaluate the safety and efficacy of camonsertib in combination with approved poly (ADP-ribose) polymerase, or PARP, inhibitors, olaparib and niraparib, in patients with molecularly selected cancers. In April 2022, we presented comprehensive Phase 1 monotherapy clinical data from the TRESR Phase 1/2 clinical trial. In June 2022, we entered into a worldwide license and collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd, collectively referred to as Roche, for the development and commercialization of camonsertib. In April 2023, we presented initial clinical data on camonsertib in combination with the three PARP inhibitors from the ongoing Phase 1/2 TRESR and Phase 1b/2 ATTACC clinical trials in a plenary oral presentation at the 2023 AACR Annual Meeting. In June 2023, we published data from the ongoing Phase 1/2 TRESR clinical trial in Nature Medicine.

In April 2021, we initiated our Phase 1 MYTHIC clinical trial for lunresertib (also known as RP-6306), our PKMYT1 (Protein Kinase Membrane-associated tyrosine- and threonine-specific cdc-2 inhibitory kinase) SL inhibitor, as a monotherapy for the treatment of molecularly selected advanced solid tumors, and announced the achievement of clinical proof of concept based on initial monotherapy data from the Phase 1 MYTHIC clinical trial and early insights from ongoing combination trials in June 2023. We initiated Phase 1 combination studies of lunresertib with gemcitabine (MAGNETIC) in December 2021, camonsertib (MYTHIC) in May 2022, and FOLFIRI (MINOTAUR) in August 2022, each for the treatment of molecularly selected advanced solid tumors. In the fourth quarter of 2022, we received fast track designation for lunresertib in combination with gemcitabine for the treatment of adult patients with CCNE1-amplified, or FBXW7, or PPP2R1A mutated platinum resistant ovarian cancer and in August 2023, we received fast track designation for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated endometrial cancer previously treated with a platinum-containing regimen and immune checkpoint inhibitor where indicated. Based on promising preclinical data we released at the 34th EORTC-NCI-AACR Symposium in October 2022, we are working with clinical investigators to initiate clinical testing, as part of an investigator-sponsored trial, or IST, of a fourth lunresertib combination with carboplatin and paclitaxel for the treatment of recurrent gynecological malignancies, with the first patient expected to be dosed this year. In the fourth quarter of 2022, we entered into an agreement with Canadian Cancer Trials Group, or CCTG, for a planned, basket Phase 2 IST that is enrolling patients with selected, advanced cancers receiving lunresertib as combination with gemcitabine (NCT05605509), and in a second active study that will evaluate lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440). In October 2023, we announced positive initial data from Modules 1 and 2 of our ongoing Phase 1 MYTHIC clinical trial evaluating lunresertib alone and in combination with camonsertib showing early efficacy signals across multiple tumor types and in each genotype selected, along with a favorable safety and tolerability profile. We reported this data at a plenary session titled, “New Drugs on the Horizon” at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics.

We continue to focus on the advancement of our preclinical programs into clinical development. We initiated IND-enabling studies in the first half of 2023 for a small molecule, now designated RP-1664, against an undisclosed target with potential to enter the clinic in the first half of 2024. We also initiated IND-enabling studies for our newly designated polymerase theta, or Polθ, inhibitor, RP-3467, in June 2023. RP-3467 has shown greater potency in preclinical studies compared to RP-2119, our first Polθ inhibitor designated in 2022, and we expect to enter the clinic in the second half of 2024. With the termination of the Ono Agreement, our Polθ program, including RP-3467, is wholly-owned by Repare.

Since our inception in September 2016, we have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential SL gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and preparing for clinical trials and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. On June 23, 2020, we completed our initial public offering, or IPO, whereby we issued an aggregate of 12,650,000 common shares, which includes the exercise in full of the underwriters’ option to purchase up to an additional 1,650,000 common shares, at a public offering price of $20.00 per share. The aggregate net proceeds received by us from the IPO were approximately $232.0 million, after deducting underwriting commissions and offering expenses of $3.2 million. On November 1, 2021, we completed a follow-on offering, or the 2021 Offering, whereby we issued 4,600,000 common shares, including the exercise in full by the underwriters of their option to purchase up to 600,000 additional common shares, at a public offering price of $22.00 per share, for net proceeds of $94.3 million, after deducting underwriting commissions as well as offering expenses of $0.8 million. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. As of September 30, 2023, we had cash and cash equivalents and marketable securities on hand of $250.1 million.

Since inception, we have incurred significant operating losses. Our net losses were $29.0 million and $106.9 million for the years ended December 31, 2022 and 2021, respectively, and $65.8 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $305.1 million. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates, including lunresertib, through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio. Our net losses are also expected to be impacted as we hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the SEC requirements, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration and license agreements.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States, Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine and Hamas-Israel wars, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Recent Developments

•
Advancing lunresertib (RP-6306), a first-in-class, oral PKMYT1 inhibitor, for the treatment of molecularly selected advanced solid tumors.

•
Presented initial positive data from Modules 1 and 2 of our ongoing Phase 1 MYTHIC trial evaluating lunresertib alone and in combination with camonsertib in patients with advanced solid tumors harboring CCNE1 amplification or FBXW7 or PPP2R1A deleterious alternations (NCT04855656) at the 2023 AACR-NCI-EORTC International Conference and additional data from a later cut-off date in a virtual webcast event we hosted.
•
As of the September 5, 2023 data cut-off date as presented during our virtual webcast event, we reported that 67 patients were enrolled in Module 1 (monotherapy) and 59 patients in Module 2 (combination therapy).
•
In the Module 2 cohort at the combination preliminary recommended Phase 2 dose (RP2D):
•
Protocol-defined overall response (OR) (RECIST or GCIG CA-125 responses) was observed to be 33.3% (N=18). Clinical benefit rate (CBR) (overall response or stable disease of at least 16 weeks without tumor progression) was 50.0%.
•
In the cohort of patients with gynecologic tumors, the RECIST response was 50%, OR was 60%, and CBR was 70%. These patients also had a median of 3 and up to 9 prior lines of therapy, before administration of lunresertib.
•
In all evaluable patients in the trial, across all doses (N=55), OR was 23.6% and CBR was 41.8%.
•
RECIST responses in this ongoing combination trial included 8 confirmed and 3 unconfirmed partial responses (PR). Additionally, 3 patients with ovarian tumors had cancer antigen 125 (CA-125) responses.
•
Encouraging and highly manageable safety and tolerability was observed for the combination therapy arm of the trial (N=59). The most common treatment-related adverse event (TRAE) was anemia, with Grade 3 occurring in 42% of patients enrolled in the trial:
•
35% of patients did not develop anemia at the preliminary RP2D. Generally, those with Grade 3 anemia had the lowest hemoglobin values at the time of trial enrollment, were intensely pretreated with greater than 4 prior therapies and were of advanced age.
•
The anemia reported by patients in the trial usually improved after a one-week treatment interruption and standard supportive care, and did not lead to any therapy discontinuations for patients who received treatment at the preliminary RP2D.
•
There were no Grade 4 or Grade 5 TRAEs reported at the preliminary RP2D.
•
This data indicates that anemia management can be individualized and alleviated with simple patient monitoring. This approach is now being tested in the expansion cohorts of the MYTHIC trial.
•
We expect to report additional combination therapy data from the expansion cohorts of the MYTHIC trial in the second half of 2024.
•
We expect to report initial data from our ongoing Phase 1 MINOTAUR trial evaluating lunresertib in combination with FOLFIRI (NCT05147350) in the first half of 2024. Additionally, we expect to report initial updated data from our ongoing Phase 1 MAGNETIC trial evaluating lunresertib in combination with gemcitabine (NCT05147272) in the second half of 2024.
•
We are collaborating with Princess Margaret Cancer Center to initiate clinical testing, as part of an investigator-sponsored trial (IST), of a fourth lunresertib combination with carboplatin and paclitaxel for the treatment of recurrent gynecological malignancies, with first patient dosing expected to take place by the end of this year.
•
We are also collaborating with the Canadian Cancer Trials Group in an ongoing basket Phase 2 IST that is enrolling patients with selected, advanced cancers receiving lunresertib as combination with gemcitabine (NCT05605509), and in a second active trial that will evaluate lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440).
•
Advancing camonsertib (RP-3500 / RG6526), a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) for the treatment of tumors with specific synthetic lethal genomic alterations in partnership with Roche.
•
Roche has included a camonsertib-based arm in its Phase 2, global, multicenter, open-label, multi-cohort TAPISTRY trial (NCT04589845) and its Phase 1/2 study of multiple immunotherapy-based treatment combinations in participants with metastatic non-small cell lung cancer (Morpheus Lung; NCT03337698). We are eligible to receive a milestone payment of $40 million upon enrollment of the first patient with camonsertib in the TAPISTRY trial, which is expected by year-end, and could be eligible for an additional $15 million milestone payment if this study becomes registrational.
•
We are continuing to conduct dose optimization and efficacy assessments in tumor specific expansions in the ATTACC clinical trial in collaboration with Roche to support future clinical development plans for camonsertib combinations with PARP inhibitors.
•
We also presented clinical and preclinical data from our ongoing Phase 1b TRESR clinical trial evaluating camonsertib in combination with gemcitabine in patients with solid tumors with ATR inhibitor sensitizing mutations at the AACR-NCI-EROTC conference. The latest data cut from the trial continues to show the benefits of combination therapy, which has led to anti-tumor activity in heavily pretreated patients, including 7 patients (N=28) with confirmed or unconfirmed PRs per RECIST, or GCIG CA-125 responses (N=28), with responses observed primarily in patients with gynecologic cancers. Overall molecular response rate (MRR) of 57%, along with 82% decrease in circulating tumor DNA (ctDNA). The combination therapy was found to be safe and well-tolerated to date, with no drug-drug interactions observed. Efficacy assessment is ongoing at the proposed RP2D in patients with ovarian cancer
•
Advancing preclinical programs into clinical development.
•
RP-1664 IND-enabling studies, which began in the first quarter of 2023, are nearing completion and we expect to initiate a clinical trial in the first half of 2024.
•
RP-3467 is our wholly-owned Polθ inhibitor, currently in IND-enabling studies, which began in the second quarter of 2023 and remain ongoing. We expect to initiate a clinical trial in the second half of 2024.

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

The following table presents revenue from collaboration agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Roche Collaboration and License Agreement	$1,659	$112,344	$11,796	$112,344
Bristol Myers Squibb Collaboration and License Agreement	500	201	15,817	1,288
Ono Collaboration Agreement	—	—	10,473	—
Total revenue	$2,159	$112,545	$38,086	$113,632

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

Under the terms of the Roche Agreement, we received an upfront payment of $125 million in July 2022, and are eligible to receive up to $1.172 billion in potential clinical, regulatory, commercial and sales milestones, as well as royalties on global net sales ranging from high-single-digits to high-teens. The Roche Agreement also provides us with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval is received. If we choose to exercise its co-development and profit share option, we will continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.

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

In February 2023, we received a further payment of $4.0 million negotiated with Roche for additional revisions to the clinical development plan. We determined that the scope and the price of the Roche Agreement had increased as a result of these additional changes and, thus, reflected a contract modification under ASC 606. The transaction price was updated for the additional consideration of $4.0 million, which has been allocated to the completion of the Continuing Trials performance obligation.

Performance obligation	Transaction price
(in thousands)
Combined licenses	$105,327
Completion of Continuing Trials	30,585
Transfer of clinical trial materials	2,714
Total transaction price	$138,626

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2022	$17,957
Increase in collaboration revenue receivable	4,000
Recognition as revenue, as the result of performance obligations satisfied	(5,312)
Balance as of March 31, 2023	$16,645
Recognition as revenue, as the result of performance obligations satisfied	(4,825)
Balance as of June 30, 2023	$11,820
Recognition as revenue, as the result of performance obligations satisfied	(1,659)
Balance as of September 30, 2023	$10,161
Classified as short-term	$7,685
Classified as long-term	2,476

We recognized $1.7 million and $11.8 million as revenue for the three and nine months ended September 30, 2023, respectively in recognition of research and development services performed towards the completion of the Continuing Trials under the Roche Agreement. Adjustments to revenue previously recognized based on updated measures of progress related to the completion of the Continuing Trials have been recognized on a cumulative catch-up basis in the three and nine months ended September 30, 2023.

We recognized $112.3 million for the three and nine months ended September 30, 2022 as revenue associated with the Roche Agreement, of which $105.3 million related to the grant of the combined licenses, $2.7 million related to the clinical trial materials transferred, and $4.3 million related to the partial recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

As of September 30, 2023, there was $10.2 million (December 31, 2022 - $18.0 million) of deferred revenue related to the Roche Agreement, of which $7.7 million (December 31, 2022 - $15.3 million) was classified as current and $2.5 million (December 31, 2022 - $2.7 million) was classified as non-current in the condensed consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed.

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

Performance obligation	Transaction price
(in thousands)
Research activities	$6,405
Options to license druggable targets	31,148
Options to license undruggable targets	12,447
Total transaction price	$50,000

Deferred revenue pertaining to the BMS Agreement	Research activities	Options to license druggable targets	Options to license undruggable targets	Total
	(in thousands)
Balance as of December 31, 2022	$2,448	$12,459	$12,447	$27,354
Recognition as revenue, as the result of performance obligations satisfied	(366)	-	-	(366)
Balance as of March 31, 2023	$2,082	$12,459	$12,447	$26,988
Increase in collaboration revenue receivable	-	1,250	-	1,250
Recognition as revenue, as the result of performance obligations satisfied	(1,242)	(13,709)	-	(14,951)
Balance as of June 30, 2023	$840	$-	$12,447	$13,287
Recognition as revenue, as the result of performance obligations satisfied	(500)	-	-	(500)
Balance as of September 30, 2023	$340	$-	$12,447	$12,787
Classified as short-term	$340	$-	$12,447	$12,787

We recognized $0.5 million and $2.1 million as revenue for the three and nine months ended September 30, 2023. respectively, and $0.2 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, in recognition of deferred revenue for research activities performed under the BMS Agreement.

In May 2023, Bristol Myers Squibb exercised its option for a druggable target and in June 2023, Bristol Myers Squibb waived its rights to exercise an option for a druggable target. As a result, we recognized nil and $12.7 million as revenue related to druggable targets for the three and nine months ended September 30, 2023, respectively (nil for the three and nine months ended September 30, 2022), including the option fee payment of $0.25 million, which was received in July 2023.

In May 2023, Bristol Myers Squibb also triggered a $1.0 million further development election for a previously exercised druggable target, which was received in July 2023. As such, we recognized nil and $1.0 million for this specified research milestone as revenue during the three and nine months ended September 30, 2023, respectively (nil for the three and nine months ended September 30, 2022).

As of September 30, 2023, there was $12.8 million (December 31, 2022 - $27.4 million) of deferred revenue related to the BMS Agreement, which was classified as current in the condensed consolidated balance sheet based on the period the services are expected to be performed, the expected timing of potential option exercises for undruggable targets, and the expected expiry of the BMS Agreement.

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

In June 2023, we and Ono determined not to further extend the term of the Ono Agreement. As a result, no product candidate will be licensed to Ono pursuant to the terms of the Ono Agreement. We recognized nil and $10.5 million as revenue for the three and nine months ended September 30, 2023, respectively (nil for the three and nine months ended September 30, 2022), with regards to the performance obligation under the Ono Agreement. In July 2023, Ono provided us with a formal notice to terminate the Ono Agreement without cause as defined in the Ono Agreement. As a result of this termination, all rights to the Polθ program have reverted back to us.

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

The following table summarizes our research and development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Discovery costs
Direct external costs*	$2,239	$2,428	$5,800	$7,763
Laboratory supplies and research materials	813	1,134	2,846	3,541
Personnel related costs*	2,705	2,581	8,968	8,582
Facilities related costs	404	322	1,143	1,101
Other costs*	1,019	1,056	2,867	3,134
	7,180	7,521	21,624	24,121
Development
Direct external costs
Camonsertib program*	5,017	6,441	16,729	19,512
Lunresertib program*	7,757	6,439	22,109	18,592
RP-1664 program	1,551	—	4,851	—
RP-3467 and Polθ program	1,534	2,179	4,558	3,198
Personnel related costs*	8,400	6,778	25,531	20,071
Facilities related costs	225	200	642	606
Other costs*	1,350	1,993	3,331	4,110
	25,834	24,030	77,751	66,089
R&D tax credits	(305)	(309)	(1,048)	(1,035)
Total research and development costs	$32,709	$31,242	$98,327	$89,175

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and directors and officers' insurance costs as well as investor and public relations expenses.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration agreements	$2,159	$112,545	$(110,386)
Operating expenses:
Research and development, net of tax credits	32,709	31,242	1,467
General and administrative	7,868	7,904	(36)
Total operating expenses	40,577	39,146	1,431
(Loss) income from operations	(38,418)	73,399	(111,817)
Other income (expense), net
Realized and unrealized (loss) gain on foreign exchange	(40)	126	(166)
Interest income	3,312	2,027	1,285
Other expense	(32)	(37)	5
Total other income, net	3,240	2,116	1,124
(Loss) income before income taxes	(35,178)	75,515	(110,693)
Income tax recovery (expense)	16,299	(54)	16,353
Net (loss) income	$(18,879)	$75,461	$(94,340)

Revenue

Revenue was $2.2 million for the three months ended September 30, 2023, compared to $112.5 million for three months ended September 30, 2022. The decrease of $110.3 million was due to:

•
a $110.6 million decrease in revenue recognized under the Roche Agreement mainly as a result of the $108.0 million revenue recognized in the third quarter of 2022 pursuant to the satisfaction of our performance obligations for the issuance of the combined licenses and the clinical trial materials transferred; and
•
a $0.3 million increase in deferred revenue recognized under the BMS Agreement mainly as a result of the deferred revenue allocated to the performance obligations for research activities performed.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $32.7 million for the three months ended September 30, 2023, compared to $31.2 million for the three months ended September 30, 2022. The increase of $1.5 million was primarily due to:

•
a $0.6 million increase in direct external costs as a result of a $2.8 million increase in costs with the advancement of clinical trials for lunresertib and IND-enabling studies for RP-1664, partially offset by a $1.4 million decrease in costs with the transition of the camonsertib program to Roche, a $0.6 million decrease in Polθ external costs and a $0.2 million decrease in discovery related costs;
•
a $1.7 million increase in personnel-related costs, including a $0.7 million increase in share-based compensation costs; and
•
a $0.8 million decrease in other research and development costs.

General and Administrative Expenses

General and administrative expenses were $7.9 million for the three months ended September 30, 2023, compared to $7.9 million for the three months ended September 30, 2022. The nil change in general and administrative expenses consisted of:

•
a $1.0 million increase in personnel related costs, including a $0.6 million increase in share-based compensation costs;
•
a $0.6 million decrease in our D&O insurance premium due to lower renewal premiums;
•
a $0.5 million decrease related to lower professional fees associated with the timing of services provided; and

•
a $0.1 million increase in other general and administrative costs including IT costs.

Other Income (Expense), Net

Other income, net was $3.2 million and $2.1 million for the three months ended September 30, 2023 and 2022, respectively. The increase of $1.1 million was primarily attributable to higher interest income due to higher interest rates.

Income Tax Recovery (Expense)

The income tax recovery of $16.3 million for the three months ended September 30, 2023 reflected the taxable income in our U.S. subsidiary partially offset by federal and state research and development tax credits, as well as a prior period favorable adjustment in U.S. income taxes.

The income tax expense of $0.1 million for the three months ended September 30, 2022 primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenue:
Collaboration agreements	$38,086	$113,632	$(75,546)
Operating expenses:
Research and development, net of tax credits	98,327	89,175	9,152
General and administrative	25,116	24,621	495
Total operating expenses	123,443	113,796	9,647
(Loss) income from operations	(85,357)	(164)	(85,193)
Other income (expense), net
Realized and unrealized (loss) gain on foreign exchange	(137)	250	(387)
Interest income	10,228	2,700	7,528
Other expense	(73)	(56)	(17)
Total other income, net	10,018	2,894	7,124
(Loss) income before income taxes	(75,339)	2,730	(78,069)
Income tax recovery (expense)	9,573	(119)	9,692
Net (loss) income	$(65,766)	$2,611	$(68,377)

Revenue

Revenue was $38.1 million for the nine months ended September 30, 2023, compared to $113.6 million for nine months ended September 30, 2022. The decrease of $75.5 million was due to:

•
a $100.5 million decrease in revenue recognized under the Roche Agreement a result of the $108.0 million revenue recognized in the third quarter of 2022 pursuant to the satisfaction of our performance obligations for the issuance of the combined licenses and the clinical trial materials transferred, partially offset by higher deferred revenue recognized for the Roche Agreement as the agreement became effective in July 2022;
•
$14.5 million increase in revenue recognized under the BMS Agreement mainly for the deferred revenue allocated to the satisfaction of our performance obligations for two options to license druggable targets; and
•
$10.5 million increase in deferred revenue recognized under the Ono Agreement as a result of the termination of the Ono Agreement.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $98.3 million for the nine months ended September 30, 2023, compared to $89.2 million for the nine months ended September 30, 2022. The increase of $9.1 million was primarily due to:

•
a $5.0 million increase in direct external costs as a result of a $9.7 million increase in costs with the advancement of clinical trials for lunresertib and IND-enabling studies for RP-1664 and Polθ, partially offset by a $2.8 million decrease in costs with the transition of the camonsertib program to Roche and a $1.9 million decrease in discovery related costs;
•
a $5.8 million increase in personnel-related costs, including a $2.5 million increase in share-based compensation costs; and
•
a $1.7 million decrease in other research and development costs, including lower laboratory supplies and research materials.

General and Administrative Expenses

General and administrative expenses were $25.1 million for the nine months ended September 30, 2023, compared to $24.6 million for the nine months ended September 30, 2022. The increase of $0.5 million in general and administrative expenses consisted of:

•
a $3.1 million increase in personnel related costs, including a $1.6 million increase in share-based compensation costs;
•
a $1.9 million decrease in our D&O insurance premium due to lower renewal premiums;
•
a $1.1 million decrease related to lower professional fees associated with the Roche Agreement signed in 2022; and
•
a $0.4 million increase in other general and administrative costs including IT and travel costs.

Other Income (Expense), Net

Other income, net was $10.0 million and $2.9 million for the nine months ended September 30, 2023 and 2022, respectively. The increase of $7.1 million was primarily attributable to higher interest income due to higher sums invested in cash and cash equivalents and marketable securities as well as higher interest rates.

Income Tax Recovery (Expense)

The income tax recovery of $9.6 million for the nine months ended September 30, 2023 reflected the taxable income in our U.S. subsidiary partially offset by federal and state research and development tax credits, as well as a prior period favorable adjustment in U.S. income taxes.

The income tax expense of $0.1 million for the nine months ended September 30, 2022 primarily reflected U.S. federal and state research and development tax credits generated, offset by taxable income in our U.S. subsidiary.

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

Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also received initial upfront and additional payments of approximately $60.5 million in the aggregate from partnerships with Ono for our Polθ inhibitor program and Bristol Myers Squibb for research and development of potential new product candidates for the treatment of cancer. In June 2022, we entered into a collaboration and license agreement with Roche for camonsertib and have received initial payments under the terms of the Roche Agreement in the aggregate amount of $138.6 million.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct certain U.S.-based research and development expenditures in the current fiscal year and required taxpayers to amortize them over five years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or IRC. This provision increased our year-to-date 2023 and 2022 cash payments of income taxes significantly as compared to 2021 in compliance with IRC Section 174. In September 2023, new interim guidance was issued by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of such expenses. An income tax receivable in the amount of $18.1 million as of September 30, 2023 reflects the overpayment of tax installments by our U.S. subsidiary, of which $4.8 million was received in October 2023. Any changes to tax legislation may materially affect our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of September 30, 2023, our cash and cash equivalents and marketable securities on hand was $250.1 million. We believe that our existing cash and cash equivalents and marketable securities on hand will be sufficient to fund our anticipated operating and capital expenditure requirements into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect. If we receive regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing, and distribution, depending on where we choose to commercialize. We may also require additional capital to pursue in-licenses or acquisitions of other product candidates.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2023	2022	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(99,002)	$29,959	$(128,961)
Net cash provided by (used in) investing activities	46,162	(209,836)	255,998
Net cash provided by financing activities	737	715	22
Effect of exchange rate fluctuations on cash held	(49)	(74)	25
Net Decrease In Cash And Cash Equivalents	$(52,152)	$(179,236)	$127,084

Operating Activities

Net cash used in operating activities was $99.0 million for the nine months ended September 30, 2023, reflecting a net loss of $65.8 million and a net change of $49.2 million in our net operating assets, offset by non-cash charges of $16.0 million. The non-cash charges primarily consist of share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense and non-cash lease expense, offset by the net accretion of marketable securities. The change in our net operating assets was primarily due to $32.8 million of deferred revenue being recognized, a $19.3 million tax recovery and a $1.6 million decrease in operating lease liability, offset by an increase of $4.6 million in accounts payable.

Net cash provided by operating activities was $30.0 million for the nine months ended September 30, 2022, reflecting a net income of $2.6 million, a net change of $14.4 million in net operating assets and non-cash charges of $13.0 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense, and non-cash lease expense offset by deferred taxes. The change in our net operating assets was primarily due to a net increase of $11.4 million related to balances in deferred revenues and collaboration revenue receivable from the Roche Agreement.

The $129.0 million increase in cash used in operating activities for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to increases in our research and development expenses, as we advance our various programs, and in income taxes paid offset by receipts related to our collaboration agreements and interest income.

Investing Activities

Net cash provided by investing activities was $46.2 million for the nine months ended September 30, 2023 and resulted primarily from the proceeds on maturities of marketable securities offset by purchases of marketable securities and property and equipment.

Net cash used in investing activities was $209.8 million for the nine months ended September 30, 2022 and resulted primarily from the purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.7 million primarily consisting of net proceeds from the issuance of common shares under the ESPP for the nine months ended September 30, 2023.

Net cash provided by financing activities was $0.7 million consisting of net proceeds from the exercise of stock options and issuance of common shares under the ESPP for the nine months ended September 30, 2022.

Material Cash Requirements

There were no material changes to our material cash requirements during the nine months ended September 30, 2023 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Filer Status

Because the market value of our common shares held by non-affiliates was between $250 million and $700 million as of June 30, 2023 and our revenue for the year ended December 31, 2022 was more than $100 million, we will be deemed an accelerated filer under the Exchange Act as of December 31, 2023. In addition, we will lose our status as a “smaller reporting company” and no longer be eligible to rely on the scaled disclosure exemptions available to smaller reporting companies starting with the filing of our first Quarterly Report in 2024.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

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

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving the desired control objectives. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions, and cannot provide absolute assurance that its objectives will be met. Similarly, an evaluation of controls cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services, or HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common shares.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as amended and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. Furthermore, because the market value of our common shares held by non-affiliates was between $250 million and $700 million as of June 30, 2022 and our revenue for the year ended December 31, 2022 was more than $100 million, we will be deemed an “accelerated filer” under the Exchange Act as of December 31, 2023. While we will be eligible to rely on certain scaled disclosure exemptions available to smaller reporting companies until the filing of our first Quarterly Report on Form 10-Q in 2024, we will be required to comply with Section 404(b) of the Sarbanes Oxley Act starting with our Annual Report on Form 10-K for the year ending December 31, 2023. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented will increase our expenses and require significant management time.

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

Changes to the tax treatment of research and experimental expenditures as a result of U.S. federal tax legislative changes could increase our tax burden and adversely affect our business and financial condition.

In December 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act of 2017, or TCJA, significantly reformed the Internal Revenue Code of 1986, as amended, or IRC. As a result of this legislation beginning in 2022, research and experimental expenditures subject to IRC Section 174 are no longer deductible in the year they are incurred for US tax purposes. Instead, U.S.-based specified research and experimental expenditures are required to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. While Congress is considering legislation that would defer or repeal the amortization requirement to later years, on September 8, 2023, the Department of Treasury and the Internal Revenue Service issued interim guidance on IRC Section 174 in view of forthcoming regulations which supports the deduction of certain expenses that would otherwise be treated as specified research and experimental expenditures. Treasury regulations addressing the capitalization and amortization of specified research or experimental expenditures could differ from the interim guidance issued by the Department of Treasury and the Internal Revenue Service which could increase our tax burden and adversely affect our business and financial condition. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None.

(b) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

REPARE THERAPEUTICS INC.

Date: November 9, 2023	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)