Form 10-K
period 2023-12-31
Repare Therapeutics Inc.
filed 2024-02-28
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the registrant’s common shares held by non-affiliates was $383,103,514 as of June 30, 2023, based on a total of 36,210,162 common shares held by non-affiliates and a closing price of $10.58 as reported on The Nasdaq Stock Market on June 30, 2023.

The number of shares of registrant’s common shares outstanding as of February 23, 2024 was 42,182,177.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2024 annual meeting of shareholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

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
•
Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, and in particular, our initial product candidates, camonsertib (also known as RP-3500) and lunresertib (also known as RP-6306). If we or our collaborators, are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.
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
•
We may not be successful in applying our SNIPRx platform to discover synthetic lethality targets with therapeutic and commercial potential or in the discovery and development of commercially viable product candidates.
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
•
our ability to obtain regulatory approval of camonsertib, lunresertib and any of our other current and future product candidates that we develop;
•
our ability to identify and develop additional product candidates using our SNIPRx platform;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency or pandemic;
•
the evolving impact of macroeconomic events, including health pandemics, changes in inflation, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine and Middle-East conflicts, on our operations, supply chains, general economic conditions, our ability to raise additional capital, and the continuity of our business, including our preclinical studies and clinical trials;
•
our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
•
the timing of completion of enrollment and availability of data from our current preclinical studies and clinical trials, including ongoing clinical trials of camonsertib and lunresertib;
•
the expected timing of filings with regulatory authorities for any product candidates that we develop;
•
our expectations regarding the potential market size and the rate and degree of market acceptance for any current or future product candidates that we develop;
•
our ability to receive any milestone or royalty payments under our collaboration and license agreements;
•
the anticipated impact of the termination of our collaboration with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd for the development and commercialization of camonsertib, including our expectations regarding the development of camonsertib following the transition of commercial and development rights in camonsertib back to us;
•
our ability to realize the benefits of the collaboration compounds retained by us following the termination of our collaboration with F. Hoffmann-La Roche Ltd and Hoffman-La Roche Inc.;
•
the effects of competition with respect to camonsertib, lunresertib, or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
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

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected market growth, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the impact of the macroeconomic events on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results in this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances.

PART I

Item 1. Business.

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality (SL) represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies that preferentially treat cancers due to mechanisms of genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair. Using our SNIPRx platform, we have internally developed four clinical or near-term clinical therapeutic candidates:

1.
Lunresertib (RP-6306) is a first-in-class, selective and potent oral small molecule inhibitor of PKMYT1 (Protein Kinase Membrane-associated tyrosine- and threonine- specific cdc-2 inhibitory kinase), a cancer target Repare discovered and identified as synthetic lethal with cyclin E1 (CCNE1) amplification, or deleterious alterations in FBXW7 or PPP2R1A in solid tumors such as gynecological, colorectal and upper gastrointestinal malignancies. Lunresertib is currently the sole PKMYT1 inhibitor known to be in clinical trials and is being evaluated alone and in combinations across several clinical trials in the US, UK/EU4, and Canada.

We presented positive initial Phase 1 data from our ongoing Phase 1 MYTHIC trial demonstrating proof of concept for lunresertib alone and in combination with camonsertib at the 35th AACR-NCI-EORTC International Conference in October 2023. Lunresertib was shown to be well tolerated with a compelling safety profile. We further presented anti-tumor activity for lunresertib in combination with camonsertib. Initial combination data included an overall RECIST response rate of 50% in the 10 patients with heavily pre-treated gynecological tumors treated at the preliminary recommended Phase 2 dose. We expect to provide MYTHIC data from expansion cohorts of the lunresertib and camonsertib combination in the second half of 2024. In the third quarter of 2023, we received fast track designation for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated endometrial cancer.

We initiated additional Phase 1 combination clinical trials of lunresertib with gemcitabine (MAGNETIC) in December 2021 and with FOLFIRI (MINOTAUR) in August 2022, for which we expect to share data in the second half and first half of 2024, respectively. In the fourth quarter of 2022, we received fast track designation for lunresertib in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7, or PPP2R1A mutated platinum resistant ovarian cancer. We are collaborating with the Canadian Cancer Trials Group in an ongoing basket Phase 2 Investigator Sponsored Clinical Trial (IST) that is enrolling patients with selected, advanced cancers receiving lunresertib as combination (NCT05605509). A sub-study to that protocol that will evaluate lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440) was activated more recently and is also enrolling patients. We are also collaborating with University Health Network, Toronto on an investigator-sponsored Phase 1 clinical trial of luneresertib in combination with carboplatin and paclitaxel in TP53 ovarian and uterine cancer (NCT06107868) that is expected to be activated shortly.

In January 2024, we announced our sponsorship of a global trial as a new arm in the ongoing MYTHIC trial combining lunresertib with Debiopharm's Debio 0123, a highly selective clinical WEE1 inhibitor. Dosing of the first patient with the synergistic lunresertib and Debio 0123 combination is expected to occur in the first half of 2024.

2.
Camonsertib (RP-3500) is a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) in clinical development for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase).

In a Clinical Trials Plenary Session at the 2023 AACR Annual Meeting, we presented initial clinical data from the Phase 1/2 TRESR and ATTACC clinical trials evaluating camonsertib in combination with three poly (ADP-ribose) polymerase (PARP) inhibitors - talazoparib, niraparib, and olaparib. Camonsertib demonstrated 48% overall CBR in patients with advanced solid tumors across tumor types regardless of choice of PARP inhibitor or platinum resistance, with a favorable safety and tolerability profile. The Phase 1/2 TRESR and ATTACC clinical trials are fully-enrolled and we expect to complete these trials in 2024.

In June 2022, we entered into a worldwide license and collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively “Roche”) for the development and commercialization of camonsertib, which resulted in an initial $125 million upfront payment. In January 2024, we earned a $40 million milestone payment from Roche upon dosing of the first patient with camonsertib in Roche’s TAPISTRY trial, which was subsequently received in February 2024. Since inception of the Roche camonsertib collaboration, we have earned a cumulative total of $182.6 million, including the upfront payment, the milestone payment, as well as additional reimbursements from Roche. On February 7, 2024, we received written notice from Roche of their election to terminate the Roche camonsertib collaboration. The termination will become effective in May 2024, at which time we will regain global development and commercialization rights for camonsertib from Roche. We are currently actively engaged in transition activities related to the termination and expect to provide further guidance on our plans for camonsertib in the second quarter of 2024.

3.
RP-1664 is a first-in-class, highly selective, oral PLK4 inhibitor designed to harness the synthetic lethal relationship with TRIM37 amplification or overexpression in solid tumors. Tumors rely on PLK4 for centriole biogenesis in S-phase of the cell cycle when TRIM37, an E3 ligase that reduces pericentriolar material, is high. Preclinical studies demonstrate that RP-1664 selectively inhibits PLK4 and drives potent synthetic lethality in TRIM37-high tumor models, both in vitro and in vivo. Elevated TRIM37 is a feature found across a range of solid tumors and in approximately 80% of high-grade neuroblastoma. RP-1664 is the only selective PLK4 inhibitor known to be in the clinic.

We reported comprehensive preclinical data for RP-1664 in November 2023, including deep tumor growth inhibition and regressions in multiple TRIM37-high solid tumor or neuroblastoma xenograft models. The preclinical in vivo animal model evaluations were performed both internally and in collaboration with Children’s Hospital of Philadelphia (CHOP). In February 2024, we dosed the first patient in the LIONS (PLK4 Inhibitor in Advanced Solid Tumors) clinical trial, a multicenter, open-label Phase 1 clinical trial to investigate safety, pharmacokinetics, pharmacodynamics, and the preliminary efficacy of RP-1664. After evaluating safety in adult patients with recurrent solid tumors in the LIONS clinical trial, we expect to move into a Phase 1/2 clinical trial in high risk, recurrent pediatric neuroblastoma, in which children have limited treatment options and high prevalence of TRIM37-altered tumors.

4.
RP-3467 is a potential best-in-class inhibitor of adenosinetriphosphatase (ATPase) activity on the helicase domain of DNA polymerase theta (Polθ). Polθ is a synthetic lethal target associated with homologous recombination deficiency (HRD) tumors, including those with BRCA1/2 mutations or other genomic alterations. Data suggest that RP-3467 works effectively and synergistically with therapies that result in double stranded DNA breaks, such as PARP inhibition, radioligand therapy (RLT) and multiple chemotherapies and antibody-drug conjugates (ADCs). Initial data suggest that Polθ inhibition may interfere with mechanisms central to the development of PARPi resistance, which could be relevant to currently marketed PARP 1/2 inhibitors and the emerging PARP1-selective inhibitors. We also reported comprehensive preclinical data for RP-3467 in November 2023, in which RP-3467 demonstrated complete, sustained regressions in combination with PARP inhibitors and compelling anti-tumor activity in combination with RLT and chemotherapy. We expect to initiate a Phase 1 trial of RP-3467 in the second half of 2024.

We believe our powerful SL-based approach to the development of new precision oncology therapeutics has multiple potential benefits:

•
Ability to address previously un-targetable tumor biology, including, for example, loss-of-function mutations;
•
Enhanced benefit-risk profile, by precisely targeting tumor cells with the defined mutation while sparing normal, non-cancerous cells;
•
Genetic stratification of patients, potentially enabling higher response rates; and
•
Tumor-agnostic approach, focusing on specific genetics and enabling the application to multiple tumor types.

A cornerstone of our company is our SNIPRx platform, which enables us to accurately identify SL gene pairs and the corresponding patients who are most likely to benefit from our therapies based on the genetic profile of their tumors. We are developing a portfolio of product candidates based on these differentiated patient selection insights to identify targets that may treat cancers with high unmet medical need. For example, camonsertib is designed as a selective inhibitor of the DNA repair protein ataxia telangiectasia and Rad3-related protein (ATR), a kinase that is activated by DNA replication stress. Tumors containing alterations in genes encoding other DNA repair proteins, such as ataxia-telangiectasia mutated kinase (ATM), are SL with ATR inhibition and were observed to be hypersensitive to camonsertib in our preclinical models. We believe that the preclinical selectivity and pharmacokinetic properties of camonsertib support the profile of a differentiated therapy with the potential to enhance anti-tumor activity as compared to third party ATR inhibitors currently in development. Based on our preclinical studies, we believe camonsertib has the potential to provide therapeutic benefit to identified patient populations both as a monotherapy and in combination with other therapies such as PARP inhibitors.

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

We have systematically analyzed genomic data from approximately 60,000 tumor samples and identified a set of clinically relevant tumor genomic alterations, which we refer to as tumor lesions, that are linked to genomic instability. The initial tumor lesions are present in approximately 30% of tumors. For each of these tumor lesions, we have completed a SNIPRx screen campaign to identify both previously reported and unreported targets that are SL with the tumor lesion of the campaign. The majority of our SNIPRx screen campaigns have identified multiple potential targets, which allows us to prioritize and select targets based on their potential to be amenable to small molecule inhibitors with drug-like properties. Once a SL product candidate is identified, we perform our proprietary SNIPRx Targeted Expansion of Patient Populations (STEP2) screens to identify additional genomic alterations that are SL to our product candidate. Using these screens, we are able to enrich the patient population in our clinical trials and expand the patient populations that may be addressable with our product candidates.

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

We have assembled a highly qualified management team with broad experience in drug discovery and development to execute our mission to develop novel precision oncology therapies based on SL. Our scientific co-founders and members of our management team collectively have extensive experience in oncology drug discovery and development and are pioneers in the SL field. Our management team includes industry veterans with prior experience at companies such as Pfizer, AstraZeneca, GSK, Merck, Eli Lilly and Company, Bicycle Therapeutics, Y-mAbs Therapeutics, Santhera Pharmaceuticals and Clementia Pharmaceuticals. We have an experienced research and development team focused on leveraging our deep expertise and differentiated know-how across genomic target identification, target prioritization and selection, drug discovery chemistry and clinical development to develop highly potent and selective small molecule inhibitors based on SL for the treatment of cancer.

Our Strategy

Our goal is to be the leading biopharmaceutical company developing precision oncology, small molecule therapies based on SL. The key elements of our strategy are to:

•
Advance lunresertib through clinical development by leveraging our innovative patient selection approach and identifying the optimal combination treatment among our active and planned clinical trials to move forward into a potential registration-directed clinical trial. To date, we have initiated clinical trials evaluating lunresertib in monotherapy and multiple combinations, including combinations with camonsertib (MYTHIC Module 2), FOLFIRI (MINOTAUR) and gemcitabine (MAGNETIC). In January 2024, we also announced our sponsorship of a global study as a new arm in the ongoing MYTHIC trial combining lunresertib with Debiopharm's Debio 0123, a highly selective clinical WEE1 inhibitor.

Dosing of the first patient with the synergistic lunresertib and Debio 0123 combination is expected to occur in the first half of 2024.

We have achieved the first clinical proof-of-concept for a synthetic lethal strategy with a PKMYT1 inhibitor combined with an ATR inhibitor in patients with molecularly-selected cancers when we presented positive initial Phase 1 data from our ongoing Phase 1 MYTHIC trial demonstrating proof of concept for lunresertib alone and in combination with camonsertib at the 35th AACR-NCI-EORTC International Conference in October 2023. We expect to provide MYTHIC data from expansion cohorts of the lunresertib and camonsertib combination in the second half of 2024. We also expect to provide data readouts of MAGNETIC and MINOTAUR in the second half and first half of 2024, respectively. Our goal is to identify the optimal combination treatment amongst all lunrsertib clinical trials to move forward into a potential pivotal or registration-directed clinical trial as an outcome of these data readouts.

•
Advance camonsertib ongoing clinical development and determine future development strategy following the return of global rights from Roche. To date, we have initiated clinical trials evaluating camonsertib in monotherapy and multiple combinations. In July 2020, we began monotherapy dosing in our open-label Phase 1/2 clinical trial (TRESR Module 1). In parallel with the monotherapy dose-escalation portion of the trial, in February 2021, we initiated patient recruitment of the combination therapy arm to evaluate the safety and efficacy of camonsertib in combination with a PARP inhibitor, talazoparib, in the same patient subgroups (TRESR Module 3). In August 2021, we initiated patient recruitment in our open-label Phase 1b/2 ATTACC trial of camonsertib in combination with niraparib and olaparib, two additional PARP inhibitors. In October 2021, we presented initial Phase 1 monotherapy clinical data from our open-label Phase 1/2 TRESR trial of camonsertib in patients with solid tumors. We then presented comprehensive Phase 1 monotherapy clinical data from this trial in April 2022. In a Clinical Trials Plenary Session at the 2023 AACR Annual Meeting, we presented initial clinical data from the Phase 1/2 TRESR and ATTACC clinical trials evaluating camonsertib in combination with three PARP inhibitors - talazoparib, niraparib, and olaparib. The Phase 1/2 TRESR and ATTACC clinical trials are fully-enrolled and we expect to complete these clinical trials in 2024. In May 2024, we will regain global development and commercialization rights for camonsertib from Roche. We are currently actively engaged in transition activities related to the termination and expect to provide further guidance on our plans for camonsertib in the second quarter of 2024.
•
Advance RP-1664 as the first highly selective PLK4 inhibitor in the clinic with a differentiated patient selection strategy. RP-1664 is the only selective PLK4 inhibitor known to be in the clinic. We reported comprehensive preclinical data for RP-1664 in November 2023, including deep tumor growth inhibition and regressions in multiple TRIM37-high solid tumor or neuroblastoma xenograft models. The preclinical evaluation was performed both internally and in collaboration with Children’s Hospital of Philadelphia (CHOP). We did not observe any RP-1664 activity against the Aurora kinase family, which we would consider to be an off-target effect. In February 2024, we dosed the first patient in the LIONS (PLK4 Inhibitor in Advanced Solid Tumors) clinical trial, a multicenter, open-label Phase 1 clinical trial to investigate safety, pharmacokinetics, pharmacodynamics, and the preliminary efficacy of RP-1664. The LIONS clinical trial is the first time a selective PLK4 inhibitor program has utilized a genomically-targeted patient selection approach, which has been enabled by our SNIPRx platform. After evaluating safety in adult patients with recurrent solid tumors in the LIONS clinical trial, we expect to move into a Phase 1/2 clinical trial in high risk, recurrent pediatric neuroblastoma, in which children have limited treatment options and high prevalence of TRIM37-altered tumors. In this study, we expect to create a separate oral, pediatric formulation, distinct from that used in the LIONS clinical trial, to facilitate dosing of smaller children.
•
Continue to advance our preclinical programs into clinical development. We expect to initiate a Phase 1 trial of RP-3467, our Polθ ATPase inhibitor, in the second half of 2024. RP-3467 is a potential best-in-class inhibitor based on preclinical data presented in November 2023, in which we demonstrated complete, sustained regressions in combination with PARP inhibitors and compelling anti-tumor activity in combination with RLT and chemotherapy. We believe RP-3467’s greatest therapeutic opportunities are in combination with dsDNA damaging agents. We observed RP-3467 synergies with both PARP1/2 and PARP1 selective inhibitors in vitro. Further, we observed highly durable regressions, following tumors treated with the combination of RP-3467 and olaparib for up to 90 days post treatment, with no additive nor synergistic toxicity in the haematopoetic compartment. RLT is a driver of dsDNA breaks and we found the combination with RP-3467 drove a statistically significant overall survival benefit versus a full dose of the RLT in a homologous recombination proficient background. In other words, patients with unselected tumor backgrounds may benefit from RP-3467 in combination with RLT. Since chemotherapies also result in dsDNA breaks, we studied both carboplatin and topoisomerase inhibitor (SN-38/Irinotecan) combinations, in vitro and in vivo. Both combinations demonstrated in vitro synergy and clear in vivo combination benefit with no additional toxicity.
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

Targeting DNA repair genes and specifically loss of function alterations is an emerging area of research with PARP inhibitors pioneering the field. The growing number of compounds in development and multiple clinical studies have begun to reveal patterns of clinical benefit alone and in combination with several other agents. We expect both monotherapy and combination trials with these agents to emerge quickly and reshape the therapeutic landscape across many disease areas. Consistent with this trend and the specific cell cycle-related mechanisms of action for our lead assets, we have initiated comprehensive development plans for camonsertib and lunresertib alone or in combination with multiple agents.

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

We have assembled an internal research team that has extensive experience in small molecule drug discovery with a proven track record of identifying development candidates and delivering them into and through the clinic. Our team has deep in-house capabilities in cell biology, molecular biology, biochemistry, enzymology, medicinal chemistry, computational chemistry, and molecular modeling. We also have proven capabilities in drug metabolism, pharmacokinetic/pharmacodynamics, and absorption, distribution, metabolism, and excretion evaluation, as well as pharmacology, including dedicated in vivo animal facilities to internally drive translational studies for human clinical trials. We believe these capabilities were demonstrated in the discovery and development of camonsertib and lunresertib.

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

SNIPRx Screen Campaign Identifies Both Known and Novel SL Pairs Undetected by Cancer Cell Line Panels

A. SNIPRx BRCA1 Isogenic SL Screen

B. External BRCA1 Cell Panel SL Screens

Our Clinical Stage Product Candidates

Lunresertib, Our Novel, First-in-Class PKMYT1 Inhibitor Program

Overview

Using our proprietary, CRISPR-based SNIPRx discovery platform, we identified PKMYT1 as a strong hit in a CCNE1-overexpression SL screen. PKMYT1 is a kinase that phosphorylates CDK1, thereby holding the cyclin B-CDK1 complex in an inactive state until the cell is ready to enter mitosis. Lunresertib is being developed as a highly potent and selective PKMYT1 inhibitor that preferentially kills tumor cells overexpressing CCNE1 and was shown to inhibit the growth of a broad range of CCNE1-amplified tumors in xenograft/patient-derived xenograft (PDX) preclinical models, both as a single agent and in combination therapy settings. Lunresertib has a favorable preclinical PK profile as well as low potential for drug-drug interactions. Application of our STEP2 genome-wide chemical screen has identified other gene alterations beyond CCNE1 amplification that are uniquely targetable by lunresertib, including tumors that have loss of FBXW7 function, a cell-cycle regulator that has been implicated as a key genetic driver in a broad range of cancers, and represent further areas of unmet medical need. We initiated patient recruitment in our open-label Phase 1 MYTHIC trial, as a monotherapy, for this program in April 2021. Our Phase 1 trial is enrolling patients suffering from recurrent tumors characterized by CCNE1 amplification and other genomic alterations which our STEP2 preclinical studies predicted to be sensitive to lunresertib. We are evaluating more than one schedule, if necessary, at which the capsules are given in this dose escalation trial. The primary objective is to establish the recommended Phase 2 dose and schedule for lunresertib for further studies as monotherapy and assess preliminary safety, tolerability, PK, and PD in patients. In December 2021, we enrolled the first patient in our open-label Phase 1 MAGNETIC trial to evaluate the safety and tolerability of lunresertib in combination with gemcitabine. In January 2022, we initiated patient recruitment in our open-label Phase 1 MINOTAUR trial to evaluate the safety and tolerability of lunresertib in combination with FOLFIRI. In May 2022, we initiated patient recruitment in a new arm of the Phase 1 MYTHIC clinical trial, which is designed to evaluate the safety and tolerability of lunresertib in combination with camonsertib in patients with advanced solid tumors. In the fourth quarter of 2022, we received fast track designation for lunresertib in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated platinum resistant ovarian cancer and in the third quarter of 2023, we received fast track designation for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated endometrial cancer. We are collaborating with the Canadian Cancer Trials Group in an ongoing basket Phase 2 Investigator Sponsored Clinical Trial (IST) that is enrolling patients with selected, advanced cancers receiving lunresertib as combination (NCT05605509). A sub-study to that protocol that will evaluate lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440) was activated more recently and is also enrolling patients. We are also collaborating with University Health Network, Toronto on an investigator-sponsored Phase 1 study of luneresertib in combination with carboplatin and paclitaxel in TP53 ovarian and uterine cancer (NCT06107868) that is expected to be activated shortly.

We expect to report data readouts across all ongoing lunresertib clinical trials and add a Wee1 combination clinical trial in partnership with Debiopharm in 2024. We expect to report initial data from the Phase 1 MINOTAUR study evaluating lunresertib in combination with FOLFIRI for the treatment of advanced solid tumors in the first half of 2024. We have closed enrollment in the Phase 1 MAGNETIC study evaluating lunresertib in combination with gemcitabine for the treatment of advanced solid tumors, and expect to report initial data from this study in the second half of 2024. We also expect to report data from the dose expansion cohorts of the Phase 1 MYTHIC trial evaluating lunresertib in combination with camonsertib in selectively advanced solid tumors in the second half of 2024.

Mechanism of Action

PKMYT1, the gene targeted by lunresertib has not previously been published as a SL gene pair with CCNE1 amplification, and we are not aware of any advanced drug discovery efforts against this target. In preclinical studies, we observed that the deletion of this gene was well tolerated in wild-type cells, but it caused lethality in isogenic cancer cells that overexpressed CCNE1.

High levels of CCNE1 protein, an activating subunit of cyclin dependent kinase 2 (CDK2), are often observed in patients across multiple tumor types. Deregulation of cell cycle control is thought to be a prerequisite for tumor development, and several studies have demonstrated accelerated entry of cells into the S phase, or DNA synthesis phase, of the cell cycle, due to constitutive, or “always-on,” expression of CCNE1. Such an accelerated entry of cells into the S phase is a common sign of unregulated, cancerous growth. CCNE1 amplification can induce chromosome instability, another sign of cancer, by contributing to inappropriate initiation of DNA replication. Several studies have demonstrated that CCNE1 amplification or constitutive expression is associated with disease progression in various malignancies as well as poor clinical prognosis in patients across multiple cancers, including ovarian, breast, bladder, and colorectal cancer. For example, clinical data from patients with ovarian cancer indicate that those with CCNE1-amplified tumors have significantly shorter overall survival than those with tumors without CCNE1 amplification, as shown below.

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

Top 10 Tumor Types with Highest Frequency of CCNE1 Amplification

Our Solution, Lunresertib

We identified PKMYT1 as a critical SL target for patients with CCNE1 amplification through our SNIPRx screening campaign and selected PKMYT1 as a target for our lead product candidate, lunresertib, based on:

i.
the target validation for PKMYT1;
ii.
our ability to design potent and selective PKMYT1 inhibitors; and
iii.
the results of our STEP2 screens, which identified at least two additional genomic alterations beyond CCNE1 amplification to be SL with PKMYT1 inhibitor facilitating the expansion of the addressable patient populations.

We designed lunresertib as an oral small molecule PKMYT1 inhibitor with significant potency and an encouraging selectivity profile as a first in class compound. Lunresertib has demonstrated a favorable pharmacokinetic profile in multiple preclinical models, including rodent and canine, and a distribution, metabolism and excretion profile that suggests a low potential for drug-drug interactions in the clinic. The clinical trial of lunresertib in patients with recurrent cancers is ongoing.

Our STEP2 screens have generated proprietary patient selection insights that we believe provide the rationale to expand the potential patient populations addressable by lunresertib beyond patients with tumors carrying CCNE1 amplification. We have specifically identified FBXW7 and PPP2R1A genomic alterations, in addition to CCNE1 amplification, that confer sensitivity to lunresertib. This set of genes addresses approximately 90,000 patients, including approximately 65,000 among top tumors, such as approximately 29% of uterine cancer and 13% of colorectal cancer and other high unmet need tumors within select markets, as presented in the graph below.

The proposed alterations specific to lunresertib tumors are easily identifiable in commercially available Next Generation Sequencing cancer panels or CLIA-validated panels used in large academic centers. For our Phase 1/2 clinical trial, we identified and partnered with multiple large, leading clinical centers globally where tumor sequencing is a component of standard of care. These centers’ panels are validated and sufficiently large to accommodate screening for alterations in FBXW7 and CCNE1 or our other STEP2-identified genes. By working in collaboration with our clinical partners to access their existing patient databases, we are able to efficiently identify patients who may be eligible for our clinical trial.

Based on the prevalence of lunresertib relevant genomic alterations across various solid tumors, as shown in the graph above, we believe that lunresertib has the potential to benefit a significant number of patients representing a large unmet medical need.

Preclinical data: Monotherapy

We observed that lunresertib has a favorable tolerability and PK profile preclinically which we believe supported advancement of the product candidate into clinical trials. We tested lunresertib as a single agent in two preclinical cell line derived models of cancer selected to represent our target patient populations by having amplification of CCNE1. The HCC1569 breast cancer model and the OVCAR3 ovarian cancer model with CCNE1 copy numbers of 34-fold and 14-fold above ploidy, respectively. In the HCC1569 breast cancer xenograft model, lunresertib was orally administered at doses of 2.5, 7.5 or 20 mg/kg twice daily (BID) for 28 days. Lunresertib produced a dose-dependent reduction in tumor growth reaching a statistically significant difference at all doses and a maximum effect of 77%. In the 20 mg/kg group, mice exhibited body weight loss of 3.2% at the end of study. In the OVCAR3 ovarian cancer xenograft model, lunresertib was orally administered at doses of 2.5, 7.5 or 20 mg/kg twice daily (BID) for 28 days. Lunresertib produced a dose-dependent reduction in tumor growth reaching a statistically significant difference at all doses and a maximum effect of 82%. In the 20 mg/kg group, mice exhibited body weight loss of 6.9% at the end of study.

In preclinical studies, lunresertib demonstrated in vivo anti-tumor activity in two cell line derived xenograft models with CCNE1 amplification. In both models, we observed statistically significant dose-dependent tumor growth suppression across a range of doses from 2.5 to 20 mg/kg BID (twice-daily administration for lunresertib).

Lunresertib Demonstrates Tumor Growth Suppression in CCNE1-Amplified Cell Line Derived Xenograft Models

Preclinical Data: Combination Therapies with Lunresertib

Chemotherapeutic drugs have diverse mechanisms of action, and some target DNA replication and induce DNA replication stress. During the S-phase of the cell cycle, DNA is replicated to create DNA for two daughter cells following cell division. S-phase disrupting drugs increase dependence on cell cycle checkpoints. Combining this S-phase vulnerability with lunresertib, which forces S-phase replicating cells into premature mitosis, is expected to be catastrophic to tumor cells.

Gemcitabine prolongs the S-phase by both interfering with DNA polymerase and disrupting the supply of nucleotides. Clinically, gemcitabine has been used as a single agent or in combination with carboplatin, cisplatin, or paclitaxel for the treatment of pancreatic, ovarian, breast, bladder, testicular, and non-small cell lung cancer. Recent studies have tested gemcitabine in combination with DNA damage repair inhibitors (PARP and ATR inhibitors), as well as cell cycle inhibitors (WEE1, CDK4/6, and Chk1 inhibitors) across a spectrum of relapsed or refractory advanced solid tumors. Attempts to combine gemcitabine with inhibitors of these checkpoints have struggled with toxicity, impacting proliferating tumor and normal tissue with similar effect. In a setting of CCNE1, FBXW7, PPP2R1A, and potentially other lunresertib STEP2 genetic alterations, it is expected that gemcitabine will exacerbate the replication stress environment where PKMYT1 is essential for survival and provide synthetic lethal synergy with enhanced benefit and therapeutic index.

The rationale behind combining lunresertib and FOLFIRI in CCNE1-amplified or FBXW7-mutated tumors is similar to that of gemcitabine. The two main agents found in FOLFIRI are irinotecan (metabolized in tissues to SN-38) and fluorouracil, both of which act specifically in S-phase. SN-38 acts on the topoisomerase I-DNA complex and prevents re-ligation of the DNA strand, resulting in double-strand DNA breaks and cell death. Fluorouracil acts as a thymidylate synthase inhibitor which blocks synthesis of the pyrimidine thymidine, required for DNA replication. Combining this chemotherapy-induced S-phase vulnerability with lunresertib, which forces S-phase replicating cells into premature mitosis, is expected to be catastrophic to tumor cells.

The combination of lunresertib and gemcitabine was evaluated in CCNE1 amplified model of ovarian cancer (OVCAR3) on a continuous BID dosing of lunresertib at 10mg/kg and gemcitabine at 20mg/kg once weekly. The combination resulted in complete tumor regression that was significantly better than either agent alone with minimal impact on body weight loss (6.8% for the combination at the end of dosing).

Lunresertib + Gemcitabine Drives Regression and No Serious Toxicity in CCNE1-Amplified Cell Line Derived Xenograft

The combination of lunresertib and irinotecan was evaluated in CCNE1-amplified model of breast cancer (HCC1569) on a continuous BID dosing of lunresertib at 5 mg/kg and irinotecan at 30 mg/kg three times a week. The combination resulted in tumor regression that was significantly better than either agent alone with minimal impact on weight loss (1.5% for the combination at the end of dosing).

Lunresertib + Irinotecan Drives Regression and is Well Tolerated in CCNE1-Amplified Cell Line Derived Xenograft

The combination of low dose lunresertib and camonsertib was evaluated in a pair of isogenic models of colorectal cancer having normal FBXW7 or FBXW7 loss-of-function. Lunresertib was administered at 5mg/kg BID and camonsertib was administered at 10mg/kg QD three times a week. Neither compound alone nor the combination substantially impacted tumor growth of FBXW7-normal tumors. In contrast, a low dose of lunresertib in combination with camonsertib resulted in profound regression of FBXW7 loss-of-function tumors with 3 of 8 mice tumor free on day 22. The combination was well tolerated with a < 8% maximal mean body weight loss.

Lunresertib + Camonsertib Selectively Drives Regression and is Well Tolerated in a FBXW7 Loss-of-Function Cell Line Derived Xenograft

Preclinical Validation of STEP2 Screens

To identify additional genetic lesions which might have a synthetic lethal relationship with PKMYT1, several STEP2 screens were conducted. These genome wide CRISPR screens were conducted with sub-cytotoxic concentrations of PKMYT1 inhibitor and identified FBXW7 and several additional genetic alterations. FBXW7 is known to be mutated in colorectal cancers and NSCLC, among others. FBXW7 is an E3-ubiquitin ligase that targets Cyclin E1 (as well as other oncogenes) for degradation by the proteosome and has been shown to be a tumor suppressor gene. Therefore, there exists a strong mechanistic rationale for synthetic lethality with PKMYT1, and they represent a significant opportunity to expand the clinical utility of lunresertib.

In preclinical studies, lunresertib demonstrated in vivo anti-tumor activity in two patient derived xenograft models with FBXW7 inactivating mutations. In both models, we observed statistically significant tumor growth suppression with twice daily administration for lunresertib.

Lunresertib Demonstrates Tumor Growth Suppression of FBXW7-Mutated Patient Derived Xenograft Models

Lunresertib Clinical Trial Program

Design of Trials

In April 2021, we initiated our open-label Phase 1 MYTHIC clinical trial of lunresertib as a monotherapy. MYTHIC is a first-in-human, global, open-label Phase 1 dose-escalation clinical trial to evaluate safety, pharmacokinetics, pharmacodynamics and preliminary anti-tumor activity of lunresertib as a monotherapy (Module 1) or in combination with camonsertib (Module 2) in patients with advanced solid tumors harboring CCNE1 amplification or FBXW7 or PPP2R1A deleterious alterations. The trial is designed to evaluate the oral administration of lunresertib in patients with advanced recurrent tumors of different histologies in tumors with detected CCNE1 amplification, deleterious alterations in FBXW7, PPP2R1A and other STEP2 genes, for which recent in vitro studies suggested a higher confidence of success. The primary objective of Module 1 was to establish dose and schedule for lunresertib for further studies as monotherapy and assess preliminary safety and tolerability in patients.

The clinical plan beyond the dose escalation and initial explorations of dose and safety is presented below. In parallel with the monotherapy dose escalation phase, two other trials were initiated in February 2022 and December 2021, which we refer to as the MINOTAUR and MAGNETIC trials, to evaluate lunresertib in combination with FOLFIRI and gemcitabine, respectively. In May 2022, we initiated patient recruitment in a new arm of the Phase 1 MYTHIC clinical trial, which is designed to evaluate the safety and tolerability of lunresertib in combination with camonsertib in patients with advanced solid tumors. In the fourth quarter of 2022, we received fast track designation for lunresertib in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated platinum resistant ovarian cancer and in the third quarter of 2023, we received fast track designation for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated endometrial cancer. We presented positive initial Phase 1 data from our ongoing Phase 1 MYTHIC trial demonstrating proof of concept for lunresertib alone and in combination with camonsertib, including at the 35th AACR-NCI-EORTC International Conference in October 2023. In January 2024, we announced our sponsorship of a global study executed as a new arm in the ongoing MYTHIC trial combining lunresertib with Debiopharm’s Debio 0123, a highly selective clinical WEE1 inhibitor. Dosing of the first patient with the synergistic lunresertib and Debio 0123 combination is expected to occur in the first half of 2024. We expect to provide MYTHIC data from selected expansion cohorts of the lunresertib and camonsertib combination in the second half of 2024.

We are collaborating with the Canadian Cancer Trials Group in an ongoing basket Phase 2 investigator-sponsored clinical trial (IST) that is enrolling patients with selected, advanced cancers receiving lunresertib as combination (NCT05605509). A sub-study to that protocol that will evaluate lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440) was activated more recently and is also enrolling patients. We are also collaborating with University Health Network, Toronto on a Phase 1 IST of luneresertib in combination with carboplatin and paclitaxel in TP53 ovarian and uterine cancer (NCT06107868) that is expected to be activated shortly.

The designs of our Phase 1 clinical trials and ISTs are summarized in the diagram below.

Monotherapy Data from Phase 1 MYTHIC Trial Module 1 Presented at June 2023 Conference Call:

In June 2023, we reported clinical proof of concept for lunresertib, as well as early insights from the ongoing combination trials. Findings from the initial monotherapy data from the Phase 1 MYTHIC clinical trial demonstrated a favorable and distinctive tolerability profile for lunresertib monotherapy, which included 63 enrolled patients as of the April 28, 2023 data cutoff. Monotherapy antitumor activity was observed, including a confirmed partial response and several patients with long stable disease. We identified both intermittent and continuous schedules to enable combination studies. We observed encouraging early responses across gemcitabine, camonsertib and FOLFIRI clinical combinations.

The tolerability profile of lunresertib monotherapy appeared favorable and differentiated from other clinical cell cycle inhibitors, which have been characterized with myelotoxicity and diarrhea (Meric-Bernstam, AACR 2022; Fu, JCO 2023; Takebe, Clin Cancer Res 2021). No grade 4 toxicity was observed with lunresertib, where grade 3 treatment emergent adverse events of interest included rash in 7.9%, anemia in 6.3%, and nausea or vomiting in 1.6% of patients. The only dose limiting toxicity was reversible rash, alleviated with dose modifications and simple supportive measures. Two recommended dose/schedules were identified – 240mg daily continuously and 80-100mg BID intermittent weekly – to offer maximum flexibility in combination studies. Pharmacodynamic analysis confirmed lunresertib treatment results in PKMYT1 target inhibition at active doses, based on a 50% reduction of phosphorylated CDK1 on Threonine 14, and increases in DNA damage, based on a two-fold increase in the widely-accepted biomarker, γH2AX. Preliminary anti-tumor activity was observed, including moderate tumor shrinkages and a confirmed partial response per RECIST 1.1 criteria, with maximum tumor burden decreased of 41% in a 73 year old patient with metastatic recurrent uterine carcinosarcoma who had received 3 prior lines of therapy. Several patients demonstrated long stable disease and remained on treatment for greater than 11 months and ongoing.

Initial Combination Data from Phase 1 MYTHIC Trial Presented at 35th AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2023:

In a plenary session titled, “New Drugs on the Horizon” at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2023, we reported positive initial data from Modules 1 and 2 of the ongoing Phase 1 MYTHIC clinical trial evaluating lunresertib alone and in combination with camonsertib. The study achieved clinical proof of concept. As of September 5, 2023, the cutoff date for the data presented at the AACR-NCI-EORTC conference, 67 patients were enrolled in Module 1 and 59 patients in Module 2. The lunresertib and camonsertib combination demonstrated clear signals of anti-tumor activity across multiple tumor types and all selected genotypes. The protocol-defined overall response (OR; RECIST or GCIG CA-125 responses) was 33.3% in

18 patients. The CBR at the combination preliminary RP2D, defined as overall response or stable disease of at least 16 weeks without tumor progression, was 50.0%. In all 55 evaluable patients, across all doses, OR was 23.6% and CBR was 41.8%. In 10 evaluable patients with gynecologic tumors at the combination preliminary RP2D, the RECIST response was 50%, OR 60%, and CBR 70%. Patients in this cohort had a median of 3 and up to 9 prior lines of therapy. RECIST responses in this ongoing combination trial included 8 confirmed and 3 unconfirmed partial responses (PR). Additionally, 3 patients with ovarian tumors had cancer antigen 125 (CA-125) responses. RECIST responses and clinical benefit with combination therapy was seen across all three lunresertib-sensitizing alterations: CCNE1 amplification or FBXW7 or PPP2R1A deleterious alterations. The MRR was significantly higher in combination compared to monotherapy (p=0.003), providing further evidence of enhanced anti-tumor activity – observed MRR in combination therapy was 50% (n=24), compared to 10% (n=30) with lunresertib monotherapy.

Encouraging and manageable safety and tolerability were observed for the combination therapy (n=59). The recommended Phase 2 dose was proposed as 80mg twice daily of lunresertib and 80mg camonsertib, both given 3 days a week. The most common treatment-related adverse event (TRAE) was anemia, with grade 3 occurring in 42% of patients. The occurrence of anemia was highly correlated with the baseline degree of anemia in these heavily pretreated patients and the level of pretreatment, with more significant anemia occurring in those with 4 or more prior therapies and with advanced age. Anemia usually improved with a one-week treatment interruption and standard supportive care, and did not lead to any therapy discontinuations at the preliminary RP2D. At the proposed RP2D, there were no Grade 4 or Grade 5 TRAEs reported. Data indicates that anemia management can be individualized and alleviated with simple schedule modification based on patient monitoring. This approach is now being tested in the MYTHIC trial.

Camonsertib, Also Known as RP-3500, an Oral ATR Inhibitor

Overview

Our initial clinical-stage product candidate, camonsertib, is a potent and selective oral small molecule inhibitor of ATR that we are developing for the treatment of tumors with mutations in ATM and a network of other genomic alterations that we discovered to be SL with ATR. ATR is a critical DNA damage response (DDR) protein that acts as both the master regulator of the response to DNA replication stress, as well as a central effector of the DNA damage checkpoint. Based on the previously published SL relationship between ATR and ATM, ATR has been the target of prior drug discovery efforts, and ATR inhibitors in development have demonstrated promising, durable clinical responses in a small number of patients in early clinical trials. Through our STEP2 screens, we believe that we have more precisely identified and expanded the patient populations that would benefit from camonsertib, which allows us to differentiate and enrich our clinical development strategy as well as address multiple types of solid tumors.

Camonsertib has demonstrated an optimized anti-tumor effect, selectivity, and pharmacokinetics profile in preclinical studies that we believe supports the potential for it to be a leading ATR inhibitor, if approved. We also conducted multiple STEP2 screens in which we confirmed the SL relationship between ATR and ATM and identified an additional 19 genes that are also SL with ATR, potentially expanding the patient populations that may benefit from our product candidate. In July 2020, we began dosing in our open-label Phase 1/2 clinical trial of camonsertib in patients with advanced tumors that have alterations in the ATM gene or a subset of 16 additional genetic alterations identified through our STEP2 screens. We believe the design of our trial allows us to enrich the patient population in our trials with those who are most likely to respond to camonsertib. In parallel with the monotherapy dose-escalation portion of the trial, in February 2021 we initiated patient recruitment of the combination therapy arm to evaluate the safety and efficacy of camonsertib in combination with a PARP inhibitor, talazoparib in the same patient subgroups. In August 2021, we initiated patient recruitment in our open-label Phase 1b/2 ATTACC trial of camonsertib in combination with niraparib and olaparib, two additional PARP inhibitors. In October 2021, we presented initial Phase 1 monotherapy clinical data from our open-label Phase 1/2 TRESR trial in patients with solid tumors at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The presentation included the recommended Phase 2 dose and schedule choice and confirmed camonsertib activity in tumors with alterations hypothesized by our SNIPRx platform.

In April 2022, we presented comprehensive Phase 1 monotherapy clinical data from the TRESR Phase 1/2 trial, reflecting analysis of 120 patients, of which 99 patients were evaluable for efficacy as of the data cutoff date of

February 14, 2022 (excluding one patient evaluated as of March 22, 2022). The study included 95 patients who received therapeutically active doses or at the recommended Phase 2 dose schedule of 3 days on / 4 days off, and reflecting the data cutoff of mid-February 2022. Monotherapy with camonsertib continued to appear safe and well tolerated. Anemia was the most common treatment-related adverse event and easily manageable. Only 24.2% of all patients in the 3 days on / 4 days off schedule experienced Grade 3 anemia, and none experienced Grade 4 anemia. Camonsertib monotherapy resulted in durable clinical benefit across tumor types and genomic alterations, with enriched benefit demonstrated in specific patient subsets. These updated monotherapy results showed a 43% clinical benefit rate (CBR), which was defined as response or treatment duration of at least 16 weeks without progression, an overall response rate of 14%, and a median progression free survival (mPFS) of 15 weeks in solid tumors across genotypes, with potential best-in-class safety and tolerability. The overall CBR in patients after PARP inhibitor failure was 47%. We observed camonsertib demonstrated robust activity in patients with ovarian cancer (n=20), demonstrating 75% CBR after dosing with camonsertib, an overall response rate of 25%, and a mPFS of 35 weeks. The ovarian cancer patient population was heavily pretreated and comprised a hard to treat population: of which 90% had previous treatment with PARP inhibitors and 85% were platinum resistant. The responders included one complete response, three partial responses as determined by RECIST 1.1 criteria, and one durable and ongoing CA- 125 response in a patient with stable disease. The TRESR study comprises the largest set of tumors with detailed genomic analysis evaluated with ATR inhibitor (ATRi) monotherapy. Genomic subsets of tumors beyond ATM included tumors harboring alterations in ATR-sensitizing genes, with responses observed in tumors harboring BRCA1/2, SETD2 and RAD51C alterations. In patients with BRCA1/2 mutated tumors (n = 37), response rate was 14% and included two patients with ovarian cancer, and one each with breast cancer, head and neck squamous cell carcinoma, and melanoma. In patients with tumors carrying BRCA1 mutations, the CBR was 48%. In patients with tumors with ATM loss-of-function (LOF) (n = 34), response rate was 9% including one RECIST 1.1 confirmed/unconfirmed response, and two prostate specific antigen responses. An additional patient with pancreatic cancer and ATM LOF had a late response, just after the data cutoff after 54 weeks of treatment. The CBR in the patients with ATM LOF was 44% and mPFS was 17 weeks. Sequencing data demonstrated biallelic gene LOF, an emerging biomarker for synthetic lethal therapies, could potentially be leveraged to further enrich for patients most likely to benefit from camonsertib. CBR in patients with biallelic LOF was significantly higher (47%) compared to the CBR in patients with non-biallelic tumors (15%).

In June 2022, we announced a worldwide license and collaboration agreement with Roche for the development and commercialization of camonsertib for the treatment of tumors with specific synthetic-lethal genomic alterations. Under the terms of the collaboration, Roche assumed all subsequent development of camonsertib with the potential to expand development into additional tumor indications and multiple combination studies. Under the terms of the agreement, we received an initial $125 million upfront payment in July 2022. In January 2024, we earned a $40 million milestone upon dosing of the first patient in the camonsertib-based arm of the Roche TAPISTRY trial, which was subsequently received in February 2024. Roche has been conducting the TAPISTRY and MORPHEUS LUNG clinical trials. TAPISTRY is a Phase 2, global, multicenter, open-label, multi-cohort clinical trial designed to evaluate the safety and efficacy of targeted therapies or immunotherapy in participants with unresectable, locally advanced or metastatic solid tumors determined to harbor specific oncogenic genomic alterations. MORPHEUS LUNG is a Phase 1b/2 clinical trial of multiple immunotherapy-based treatment combinations in participants with metastatic non-small cell lung cancer. Since inception of the Roche camonsertib collaboration, we have earned a cumulative total of $182.6 million, including the upfront payment, the milestone payment, as well as additional reimbursements from Roche. On February 7, 2024, we received written notice from Roche of their election to terminate the Roche camonsertib collaboration. The termination will become effective in May 2024, at which time we will regain global development and commercialization rights for camonsertib from Roche.

In a Clinical Trials Plenary Session at the 2023 AACR Annual Meeting, we presented initial clinical data from the Phase 1/2 TRESR and ATTACC clinical trials evaluating camonsertib in combination with three PARP inhibitors - talazoparib, niraparib, and olaparib. The presentation included initial data from the ongoing Phase 1/2 TRESR clinical trial evaluating camonsertib in combination with talazoparib and initial data from the ongoing Phase 1b/2 ATTACC clinical trial evaluating camonsertib in combination with niraparib or olaparib in patients with advanced solid tumors. The clinical trials included 107 patients, of which 90 patients were evaluable for efficacy and treated at least 13 weeks prior to the data cutoff of February 27, 2023. This trial population comprised patients with a broad range of historically difficult to treat tumors, including patients with platinum-resistant tumors, patients who had either recurred or progressed during or after treatment with PARP inhibitors, and patients who had developed known BRCA-reversion mutations. The camonsertib-PARP inhibitor combinations demonstrated durable 48% CBR in patients with unmet medical needs, across tumor types and different genomic alterations, and regardless of PARPi partner or platinum resistance, with a favorable safety and tolerability profile. Patients with platinum-resistant tumors had an overall response rate (ORR) of 12% and CBR of 49%, and benefited similarly to non-platinum-resistant tumors (ORR 13%, CBR 46%). Combination results showed the most benefit in late-line ovarian cancer in 19 patients demonstrating 32% overall response, 58% CBR and mPFS of approximately seven months, with treatment greater than 16 weeks and ongoing in nine patients. Early ctDNA molecular responses observed in 66% of evaluable patients (31/47) confirmed the antitumor activity of low dose intermittent PARP inhibitor and camonsertib therapy. Further, the ctDNA data showed a strong correlation with the degree of tumor shrinkage and duration of disease control, and provided a mechanistic explanation for the observed durable clinical benefit in heavily pretreated patients, beyond the natural history of the disease. The molecular response rate (MRR) was significantly higher in patients with clinical benefit (83%) compared to those without (48%; p=0.015), confirming treatment effect. Molecular responses were observed in patients with prior PARPi exposure (57%) and platinum resistance (64%). The camonsertib-PARP inhibitor combinations appeared to be well tolerated. Dose limiting toxicity (DLTs) in 68 patients were related to myelotoxicity only, including Grade 3 or higher anemia of 3%, thrombocytopenia of 6%, neutropenia of 7%, and febrile neutropenia of 3%. No prophylactic growth factors were required when administering the PARP inhibitors at evaluated doses.

The TRESR and ATTACC clinical trials have completed enrollment. FDA endorsed the camonsertib monotherapy recommended dose. Our proposals for drug dose optimization are in line with the principles of FDA's Project Optimus. We are finalizing the camonsertib and PARP inhibitors combination data analysis.

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

Mechanism of ATM-ATR Synthetic Lethality

The gene encoding for ATM is frequently mutated in cancer. An analysis of sequence data collected as part of The Cancer Genome Atlas (TCGA) found that between 1% and 4% of solid tumors, such as breast, bladder, pancreatic and lung cancers, have deficiencies in ATM, as depicted in the graphs below. Beyond ATM, 16 of 19 additional, mutually exclusive genomic alterations identified as SL with camonsertib, with average prevalence of approximately 10% across multiple tumors, were eligible for recruitment into clinical trials.

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

The Phase 1/2 TRESR study, which has completed enrollment in all modules, prospectively selected for patients with tumors carrying DNA damage repair loss-of-function mutations predicted to sensitize to camonsertib. Following our first clinical data release at the AACR-ASCO-NCI meeting in October 2021, we presented comprehensive Phase 1 monotherapy data from this study at the AACR annual conference in April 2022. Camonsertib monotherapy resulted in durable responses across tumor types and genomic alterations, including ATM, BRCA1, BRCA2, RAD51C, CDK12, and SETD2. Antitumor activity was validated by molecular responses in 41% of evaluable patients.

In June 2023, we published initial data from the Phase 1/2 TRESR clinical trial in Nature Medicine highlighting the clinical benefit of camonsertib in advanced solid tumors. We demonstrated not only single agent activity of camonsertib, but also the importance of enhanced precision medicine approaches, such as the identification of bi-allelic alterations affecting the target DNA repair genes and other biomarkers, as well as the use of longitudinal liquid biopsies to guide its delivery to the right patients. This study provided a framework for the testing of novel therapeutic approaches based on the principles of synthetic lethality and informed by genome-wide CRISPR screens. Multiple follow up publications and presentations, based on the data from TRESR study, were published or presented and further learnings are being prepared for potential publication.

In a Clinical Trials Plenary Session at the 2023 AACR Annual Meeting, we presented initial clinical data from the Phase 1/2 TRESR and ATTACC clinical trials evaluating camonsertib in combination with three PARP inhibitors - talazoparib, niraparib, and olaparib. Of the 90 evaluable patients with difficult to treat tumors, including patients with platinum-resistant tumors, patients who had either recurred or progressed during or after treatment with PARP inhibitors, and patients who had developed known BRCA-reversion mutations, we observed durable 48% CBR in patients with unmet medical needs, across tumor types and different genomic alterations, and regardless of PARPi partner or platinum resistance, with a favorable safety and tolerability profile. The combination results showed the most benefit in late-line ovarian cancer in 19 patients demonstrating 32% overall response, 58% CBR and mPFS of approximately 7 months, with treatment greater than 16 weeks and ongoing in 9 patients. Early ctDNA molecular responses observed in 66% of evaluable patients (31/47) confirmed the antitumor activity of low dose intermittent PARP inhibitor and camonsertib therapy.

Our Solution, Camonsertib

We identified ATR as one of the SL targets through our SNIPRx screen campaign of ATM and selected ATR as a target for our initial product candidate, camonsertib, based on:

i.
existing third party clinical and preclinical support for the potential of ATR inhibition as a precision oncology therapy;
ii.
our ability to design an ATR inhibitor with enhanced chemical properties, such as potency and selectivity; and
iii.
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

The sensitivity and accuracy of our STEP2 screens enable the identification of several novel gene alterations, including certain genes that are not yet included in commercially available Next Generation Sequencing cancer panels or Clinical Laboratory Improvement Amendments, or CLIA, validated panels used in large academic centers. For our Phase 1/2 clinical trial, we identified and partnered with multiple large, leading clinical centers globally where tumor sequencing is a component of standard of care. These centers’ panels are validated and sufficiently large to accommodate screening for alterations in ATM or our STEP2-identified genes. These panels include the majority, and in the case of whole genome or whole exome sequencing, all of these genes. For genes that are not available on certain panels at a particular clinical site, we identified surrogate genes that are co-deleted with the STEP2 genes and have an approximate 30% to 80% probability of concomitant loss, which we believe has and will provide sufficient enrichment for our clinical trial. By working in collaboration with our clinical partners to access their existing patient databases, we believe that we will be able to efficiently identify existing and new patients who may be eligible for our clinical trial. Based on the prevalence of ATM deficiencies and our STEP2-identified genomic alterations across various solid tumors we believe that camonsertib has the potential to benefit a significant number of patients representing a large unmet medical need.

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

Preclinical Data: Monotherapy

We observed camonsertib to have a favorable tolerability and pharmacokinetics profile across multiple preclinical studies and animal models, which we believe supports advancing the product candidate into clinical trials. In a preclinical study, we evaluated continuous daily dosing of camonsertib in a colon cancer xenograft model with CW-2 cancer cells, which contain an inactivating mutation in ATM that confers sensitivity to ATR inhibition. In this study, we injected mice with tumor cells and waited for tumor growth to approximately 200 mm3 before initiating daily dosing over a period of 14 days with vehicle, camonsertib at its maximum tolerated dose, or MTD, of 10 mg/kg/day, or Bayer’s ATR inhibitor product candidate, BAY1895344, at what we determined to be its MTD of 35 mg/kg/day (n=10 mice per group). Both camonsertib and BAY1895344 demonstrated statistically significant suppression of tumor growth as compared to vehicle. Importantly, we observed statistically significant higher suppression of tumor growth with camonsertib as compared to BAY1895344 (p=0.018). Body weight loss as a measurement of tolerability was similar for both compounds in this trial.

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

Tumor Growth Suppression in a RNASEH2B -/- 5637 Bladder Isogenic Xenograft Model

Camonsertib Clinical Trial Program

Design of Trials:

In July 2020, we initiated our open-label Phase 1/2 clinical trial of camonsertib as both a monotherapy and in combination with talazoparib, an approved PARP inhibitor. The trial is designed to evaluate the oral administration of camonsertib in patients with advanced recurrent tumors of different histologies with ATM loss-of-function or a subset comprised of 16 of the 19 STEP2-identified genomic alterations, for which recent in vitro studies suggested a higher confidence of success.

In the ongoing monotherapy dose escalation phase of our trial, we evaluated the dosing regimen and safety of camonsertib to establish the recommended dose for the expansion phase of the trial. In three expansion cohorts, each of which was designed to enroll patients based on ATM loss-of-function or different STEP2-identified genomic alterations, we assessed the preliminary efficacy of camonsertib at the recommended dose and schedule. In parallel with the monotherapy dose escalation phase, the trial was designed to enroll a separate arm to evaluate camonsertib in combination with talazoparib, an approved PARP inhibitor. An efficacy evaluation was performed every six weeks for the first five months and every nine weeks thereafter. As of the date of this Annual Report, we activated thirteen clinical trial sites for TRESR and fourteen clinical trial sites for ATTACC in North America and Europe. We observed initial signs of biological and clinical activity as monotherapy and evaluated multiple doses and schedules. We established the recommended Phase 2 dose as 160 mg once daily 3 days on / 4 days off, given continuously every week with a tolerability and safety profile that is favorable and the dominant on-target toxicity is anemia. Grade 3 anemia was reported at 15% with no grade 4 anemia and other grade 3 or 4 toxicities were at maximum 5%. Clinical responders were seen across multiple genomic alterations and tumor types. Clinical benefit rate reported at the AACR-ASCP-NCI meeting in October 2021 was 49%. In February 2021, we initiated recruitment of patients for the talazoparib combination arm of the trial. In December 2021 we entered the Phase 2 part of the trial with expansion into specific tumor and genotype cohorts. We reported complete safety and efficacy data for the monotherapy dose escalation phase of the trial at AACR in April 2022.

The designs for our Phase 1/2 clinical trials for camonsertib are summarized in the diagram below.

Full Dataset from the TRESR Phase 1/2 Trial Presented at AACR 2022:

In April 2022, we presented comprehensive Phase 1 monotherapy clinical data from the TRESR Phase 1/2 clinical trial, reflecting analysis of 120 patients, of which 99 patients were evaluable for efficacy as of the data cut-off date of February 14, 2022 (excluding one patient evaluated as of March 22, 2022). The trial included 95 patients who received therapeutically active doses or at the recommended Phase 2 dose schedule of three days on / four days off, and reflecting the data cut-off date of February 14, 2022. Monotherapy with camonsertib continued to appear safe and well tolerated. Anemia was the most common treatment-related adverse event and easily manageable. Only 24.2% of all patients in the three days on / four days off schedule experienced Grade 3 anemia, and none experienced Grade 4 anemia. Camonsertib monotherapy resulted in durable clinical benefit across tumor types and genomic alterations, with enriched benefit demonstrated in specific patient subsets. These updated monotherapy results showed a 43% CBR, which was defined as response or treatment duration of at least 16 weeks without progression, an overall response rate of 14%, and a mPFS of 15 weeks in solid tumors across genotypes, with potential best-in-class safety and tolerability. The overall CBR in patients after PARP inhibitor failure was 47%.

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

The TRESR clinical trial comprises the largest set of tumors with detailed genomic analysis evaluated with ATRi monotherapy. Genomic subsets of tumors beyond ATM included tumors harboring alterations in ATR-sensitizing genes, with responses observed in tumors harboring BRCA1/2, SETD2 and RAD51C alterations. In patients with BRCA1/2 mutated tumors (n = 37), response rate was 14% and included two patients with ovarian cancer, and one each with breast cancer, head and neck squamous cell carcinoma, and melanoma. In patients with tumors carrying BRCA1 mutations, the CBR was 48%. In patients with tumors with ATM loss-of-function (LOF) (n = 34), response rate was 9% including one RECIST 1.1 confirmed/unconfirmed response, and two prostate specific antigen responses. An additional patient with pancreatic cancer and ATM LOF had a late response, after the data cut-off date of February 14, 2022, which was after 54 weeks of treatment. The CBR in the patients with ATM LOF was 44% and mPFS was 17 weeks. Sequencing data demonstrated biallelic gene LOF, an emerging biomarker for synthetic lethal therapies, could potentially be leveraged to further enrich for patients most likely to benefit from camonsertib. CBR in patients with biallelic LOF was significantly higher (47%) compared to the CBR in patients with non-biallelic tumors (15%).

Initial Dataset from the Phase 1/2 TRESR and ATTACC Clinical Trials Presented at AACR 2023:

In a Clinical Trials Plenary Session at the 2023 AACR Annual Meeting, we presented initial clinical data from the Phase 1/2 TRESR and ATTACC clinical trials evaluating camonsertib in combination with three PARP inhibitors - talazoparib, niraparib, and olaparib. The presentation included initial data from the ongoing Phase 1/2 TRESR clinical trial evaluating camonsertib in combination with talazoparib and initial data from the ongoing Phase 1b/2 ATTACC clinical trial evaluating camonsertib in combination with niraparib or olaparib in patients with advanced solid tumors. The clinical trials included 107 patients, of which 90 patients were evaluable for efficacy and treated at least 13 weeks prior to the data cutoff of February 27, 2023. This study population comprised patients with a broad range of historically difficult to treat tumors, including patients with platinum-resistant tumors, patients who had either recurred or progressed during or after treatment with PARP inhibitors, and patients who had developed known BRCA-reversion mutations.

The camonsertib-PARP inhibitor combinations demonstrated durable 48% CBR in patients with unmet medical needs, across tumor types and different genomic alterations, and regardless of PARPi partner or platinum resistance, with a favorable safety and tolerability profile. Patients with platinum-resistant tumors had an overall response rate (ORR) of 12% and CBR of 49%, and benefited similarly to non-platinum-resistant tumors (ORR 13%, CBR 46%). Combination results showed the most benefit in late-line ovarian cancer in 19 patients demonstrating 32% overall response, 58% CBR and mPFS of approximately seven months, with treatment greater than 16 weeks and ongoing in nine patients.

Early ctDNA data showed a strong correlation with the degree of tumor shrinkage and duration of disease control, and provided a mechanistic explanation for the observed durable clinical benefit in heavily pretreated patients, beyond the natural history of the disease. Molecular responses observed in 66% of evaluable patients (31/47) confirmed the antitumor activity of low dose intermittent PARP inhibitor and camonsertib therapy. The molecular response rate (MRR) was significantly higher in patients with clinical benefit (83%) compared to those without (48%; p=0.015), confirming treatment effect. Molecular responses were observed in patients with prior PARPi exposure (57%) and platinum resistance (64%). The camonsertib-PARP inhibitor combinations appeared to be well tolerated. Dose limiting toxicity (DLTs) in 68 patients were related to myelotoxicity only, including Grade 3 or higher anemia of 3%, thrombocytopenia of 6%, neutropenia of 7%, and febrile neutropenia of 3%. No prophylactic growth factors were required when administering the PARP inhibitors at evaluated doses.

The TRESR and ATTACC clinical trials have completed enrollment. FDA endorsed the camonsertib monotherapy recommended dose. Our proposals for drug dose optimization are in line with the principles of FDA's Project Optimus. We are finalizing the camonsertib and PARP inhibitors combination data analysis.

RP-1664, Our First-in-Class, Highly Selective Polo-Like Kinase 4 (PLK4) Inhibitor Program

Overview

RP-1664 is a first-in-class, highly selective, oral PLK4 inhibitor designed to harness the synthetic lethal relationship with TRIM37 amplification or overexpression in solid tumors. Tumors rely on PLK4 for centriole biogenesis in S-phase of the cell cycle when TRIM37, an E3 ligase that reduces pericentriolar material, is high. Preclinical studies demonstrate that RP-1664 selectively inhibits PLK4 and drives potent synthetic lethality in TRIM37-high tumor models, both in vitro and in vivo. Elevated TRIM37 is a feature found across a range of solid tumors and in approximately 80% of high-grade neuroblastoma. RP-1664 is the only selective PLK4 inhibitor known to be in the clinic. We reported comprehensive preclinical data for RP-1664 in November 2023, including deep tumor growth inhibition and regressions in multiple TRIM37-high solid tumor or neuroblastoma xenograft models. The preclinical evaluation was performed both internally and in collaboration with Children’s Hospital of Philadelphia (CHOP). In February 2024, we dosed the first patient in the LIONS (PLK4 Inhibitor in Advanced Solid Tumors) clinical trial, a multicenter, open-label Phase 1 study to investigate safety, pharmacokinetics, pharmacodynamics, and the preliminary efficacy of RP-1664. After evaluating safety in adult patients with recurrent solid tumors in the LIONS clinical trial, we expect to move into a Phase 1/2 study in high risk, recurrent pediatric neuroblastoma, in which children have limited treatment options and high prevalence of TRIM37-altered tumors.

Mechanism of Action

Centrosomes are the main microtubule organizing center of the cell and enable the correct segregation of sister chromatids during cell division. Centrosomes are composed of two centrioles and the pericentriolar material (PCM), both of which can nucleate microtubules that form the mitotic spindle. TRIM37, an E3 ligase, negatively regulates the stability of PCM proteins, causing PCM dysfunction when overexpressed and increasing dependence on centrioles for successful mitosis. PLK4 is a serine/threonine mitotic kinase which is crucial for the duplication of centrioles. PLK4 inhibition results in the loss of centrioles, which is detrimental to cells with high TRIM37 and depleted PCM. Thus the inhibition of PLK4 in the context of TRIM37 amplification or gain is considered synthetic lethal.

Two distinct isogenic cell line pairs demonstrated that PLK4 inhibition kills control MCF7 cells, which are TRIM37 high, but not TRIM37-depleted cells that become resistant to PLK4 inhibition. Similarly, RPE1 cells that have been engineered to overexpress TRIM37 were hypersensitive to PLK4 inhibition versus wildtype cells.

PLK4 Inhibition is Synthetic Lethal with TRIM37-High Tumors

Our Solution, RP-1664

We identified PLK4 as a SL target through our SNIPRx screen campaign of TRIM37, based on:

i.
existing third party preclinical support for the potential of PLK4 inhibition to trigger selective mitotic failure as a precision oncology therapy;
ii.
our ability to design a PLK4 inhibitor with enhanced chemical properties, such as potency and selectivity, as determined both in vitro and in vivo; and
iii.
the frequent copy-gain or amplification of TRIM37 and other PCM dysfunction in pediatric neuroblastoma, and in adult solid tumors including breast, lung, uterine, bladder and other cancers.

We designed RP-1664 as an oral small molecule PLK4 inhibitor with high potency, selectivity, and bioavailability. RP-1664 has demonstrated strong, dose-dependent anti-tumor activity as monotherapy across preclinical models, both in internal models and in collaboration with CHOP. The LIONS clinical trial of RP-1664 in patients with molecularly selected advanced solid tumors dosed the first patient in February 2024 and is ongoing.

Preclinical Data

RP-1664 potently and selectively inhibits the kinase domain of PLK4. RP-1664 was shown to inhibit the enzyme with an IC50 of 1nM. Using a cellular target engagement assay, data shows that RP-1664 engages PLK4 with an IC50 of approximately 3nM. We observed less inhibition of other essential mitotic kinases, such as Aurora A and Aurora B, presenting an important selectivity window of over 2000-fold. We also observed that RP-1664 has a favorable ADME profile and safety pharmacology screen.

We tested RP-1664 in different in vivo models, including breast and non-small cell lung cancer CDX and PDX models. We saw a clear dose response with robust monotherapy activity ranging from stasis to regression in this set of models.

RP-1664 Monotherapy Activity Across PDX/CDX Models

Through a collaboration with Children's Hospital of Philadelphia, we extended our findings demonstrating deep monotherapy regressions in two neuroblastoma CDX models. The collaboration includes testing in up to 16 CDX and PDX models. The first five of six models lead to deep and durable regressions out to six weeks or more of dosing. Further, we observed similar activity across a range of doses and continuous or intermittent schedules.

RP-1664 Monotherapy Regressions in 5 of 6 Neuroblastoma Models

We also established a set of pharmacodynamic biomarkers downstream of PLK4 inhibition for clinical assessment. These key downstream biomarkers can be confirmed with clinical assays available for the Phase 1 LIONS trial, and include abnormal centrioles, abnormal mitoses, and the upregulation of p21.

Established Pharmacodynamic Biomarkers for Phase 1 LIONS Trial

Abnormal centrioles
Abnormal mitoses
Upregulation p21
Untreated
RP-1664
Normal centrioles
No centrioles
Chromosomes in metaphase
Rosette; Monopolar mitoses

Design of Trial

In February 2024, we initiated our Phase 1 LIONS clinical trial of RP-1664 as a monotherapy and enrolled the first patient. The LIONS clinical trial is a multicenter, open-label Phase 1 study to investigate safety, pharmacokinetics, pharmacodynamics, and the preliminary efficacy of RP-1664. The clinical trial is expected to enroll approximately 80 patients with molecularly selected advanced solid tumors, including those with gain or amplification of TRIM37, among other genetic alterations. The primary endpoints are to determine the safety, tolerability, dose and schedule of RP-1664 and assess any early antitumor activity. During the dose escalation in adults or adolescents with recurrent solid tumors, we hope to efficiently achieve key dose and/or safety milestones in order to progress to the next step in development. We developed a pediatric formulation to facilitate dosing of smaller children and plan to investigate RP-1664 in children with recurrent neuroblastoma. We expect to expand our trial in adults with TRIM37-high status and additional biomarkers of sensitivity to PLK4 inhibition at the RP2D. These two investigations, carefully designed in collaboration with both medical and pediatric oncologists, will give early insights into both the highly biomarker-enriched neuroblastoma and the TRIM37 high adult tumor opportunities. We expect to provide further detail on RP-1664 development beyond the dose finding study later in 2024.

The designs of our Phase 1 clinical trial and future, prospective clinical trials are summarized in the diagram below.

RP-1664 Phase 1/2 Monotherapy Clinical Development Plan

RP-3467, Our Polymerase Theta (Polθ) Adenosinetriphosphatase (ATPase) Inhibitor Preclinical Program

We are developing a small molecule inhibitor of Polθ ATPase, a SL target associated with BRCA mutations as well as other genomic alterations. This program was initially added to our portfolio through a collaboration with our co-founder, Dr. Agnel Sfeir, now at Memorial Sloan Kettering Cancer Center, who initially published her observations on the SL between BRCA and Polθ in Nature in 2016.

Polymerase theta enzyme (POLQ) is a DNA polymerase enzyme that participates in the repair of double-strand breaks in DNA. Mutations in genes such as BRCA1 and BRCA2 increase the frequency of these breaks, resulting in SL with Polθ. Preclinical studies have shown that inactivation of Polθ both on its own and in combination with PARP inhibitors reduces survival in BRCA-mutated cells, but not in BRCA wild-type cells. BRCA1 and BRCA2 mutations are routinely identified in multiple genetic profiling tests and observed in approximately 1% to 7% of patients with breast and ovarian cancer. However, the frequency of mutations in one of these BRCA genes increases in women with a family history of disease and in certain subpopulations. For example, up to 37% of patients with breast cancer with low estrogen and progesterone receptor expression have BRCA mutations.

Multiple genetic alterations causing homologous recombination deficiency, such as BRCA1 and BRCA2 mutations, have also been shown in clinical trials to be SL with PARP inhibitors in multiple tumors, such as breast and ovarian cancer. While PARP inhibitors have proven effective in BRCA-mutant tumors, no statistically significant survival benefit has been reported in breast or pancreatic cancer to date, highlighting the potential for other SL targets, such as Polθ, to demonstrate meaningful improvement of PARP inhibitor efficacy as a monotherapy or in combination with PARP inhibitors. In 2022, we selected a proposed inhibitor, which we designated as RP-2119, and initiated IND-enabling studies. In February 2023, based on our review of ongoing preclinical studies, we elected to prioritize other Polθ inhibiting compounds in our preclinical development portfolio, which we believe have a higher probability for clinical impact relative to RP-2119.

In November 2023, we revealed preclinical data for our lead Polθ ATPase inhibitor drug candidate, RP-3467. RP-3467 has demonstrated potential best-in-class activity with no signs of additive nor synergistic toxicity in the haematopoetic compartment when combined not only with PARP inhibitors, but importantly with RLT or chemotherapy, offering broad utility as a combination agent that improves outcomes of current therapeutic strategies.

Complete, sustained regressions in tested PDX models in combination with PARP inhibitors and compelling anti-tumor activity in combination with RLT and chemotherapy were observed in preclinical studies. We expect to initiate a Phase 1 clinical trial of RP-3467 in the second half of 2024.

RP-3467 Preclinical Data: Deep and Durable Complete Regressions
in Combination with a PARP Inhibitor and Well Tolerated

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

As of December 31, 2023, our patent portfolio relating to our product candidates included six pending U.S. provisional patent applications, consisting of: three applications covering uses of ATR inhibitors; two applications covering uses of CCNE1-SL inhibitors; and one application covering PolQ inhibitors and their use. In addition, our patent portfolio included six pending international applications under the Patent Cooperation Treaty of 1970 (PCT); one covering camonsertib and/or its uses; one covering CCNE1-SL inhibitors, including lunresertib derivatives, and their uses; one covering the manufacture of CCNE1-SL inhibitors, including lunresterib; two covering PolQ inhibitors, including RP-3467, and their uses; and one covering PLK4 inhibitors, including RP-1664, and their uses. Our portfolio also included ten pending U.S. non-provisional patent applications, three having composition of matter claims covering ATR inhibitors, including camonsertib; three having method of treatment claims covering ATR inhibitors, including camonsertib; one having composition of matter claims covering lunresertib; and three having composition of matter claims covering CCNE1-SL inhibitors, including lunresertib derivatives, and their uses.

As of December 31, 2023, two of our six solely owned PCT applications have method of treatment and use claims covering camonsertib. Any application, if issued, claiming priority to either of these PCT applications is expected to expire in 2042, not including any patent term adjustment. Any patent issuing in our solely owned, pending U.S. non-provisional patent application having composition of matter and method of treatment and use claims covering camonsertib and its use is expected to expire in 2039, not including any patent term adjustment. Any patent issuing in our solely owned, pending U.S. non-provisional patent application having method of treatment and use claims covering certain uses of camonsertib is expected to expire in 2040, not including any patent term adjustment. Any U.S. patent, if issued, claiming priority to any one of the U.S. provisional patent applications covering uses of camonsertib is expected to expire in 2043.

As of December 31, 2023, one of our ten solely owned, pending U.S. non-provisional patent applications has a composition of matter claim covering lunresertib. Any patent issuing in this application is expected to expire in 2041, not including any patent term adjustment. Three of our ten solely owned, pending U.S. non-provisional patent applications have composition of matter claims covering CCNE1-SL inhibitors. Any patent issuing in any of these applications would be expected to expire in 2042 or 2043, not accounting for any potentially favorable patent term adjustment. Any U.S. patent, if issued, claiming priority to the PCT application covering CCNE1-SL inhibitors, is expected to expire in 2043, not including any potentially favorable patent term adjustment. Any U.S. patent, if issued, claiming priority to any one of the U.S. provisional patent applications covering uses of CCNE1-SL inhibitors, including lunresertib, is expected to expire in 2044, not including any potentially favorable patent term adjustment. Any U.S. patent, if issued, claiming priority to the PCT application covering methods of making CCNE1-SL inhibitors, including lunresertib, is expected to expire in 2043, not including any potentially favorable patent term adjustment. Any U.S. patent, if issued, claiming priority to the either of the PCT applications covering PolQ inhibitors, including RP-3467, and their use is expected to expire in 2042, not including any potentially favorable patent term adjustment. Any U.S. patent, if issued, claiming priority to the U.S. provisional application covering PolQ inhibitors, including RP-3467, and their use is expected to expire in 2044, not including any potentially favorable patent term adjustment. Any U.S. patent, if issued, claiming priority to the PCT application covering PLK4 inhibitors, including RP-1664, and their use, is expected to expire in 2043, not including any potentially favorable patent term adjustment.

As of December 31, 2023, our patent portfolio also included two co-owned, pending U.S. non-provisional applications covering uses of CCNE1-SL inhibitors, including lunresertib. Any U.S. patent, if issued, claiming priority to the PCT applications is expected to expire in 2041 or 2042, respectively, not including any patent term adjustment.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office (USPTO) delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Collaborations and License Agreements

Collaboration and Worldwide License Agreement with Roche

In June 2022, we announced a worldwide license and collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, Roche), or the Roche Agreement for the development and commercialization of camonsertib and specified other ATR inhibitors for the treatment of tumors with specific synthetic-lethal genomic alterations. Under the Roche Agreement, Roche assumed all subsequent development of camonsertib with the potential to expand development into additional tumor indications and multiple combination studies.

Under the terms of the Roche Agreement, we received a $125 million upfront payment in July 2022 and were eligible to receive up to $1.172 billion in potential clinical, regulatory, commercial and sales milestones, of which a $40 million milestone was received in the first quarter of 2024 upon dosing of the first patient in the camonsertib-based arm of the Roche TAPISTRY trial, as well as royalties on global net sales ranging from high-single-digits to high-teens. We received $5.6 million in October 2022 for the transfer of clinical trial material on hand to Roche, as agreed to pursuant to the Roche Agreement. In December 2022 and April 2023, we received additional payments of $4.0 million each, negotiated with Roche for revisions to the clinical development plan under the Roche Agreement. We further negotiated an additional payment of $4.0 million for revisions to the clinical development plan under the Roche Agreement, of which $2.1 million was recorded as collaboration revenue receivable at December 31, 2023. Since inception of the Roche camonsertib collaboration, we have earned a cumulative total of $182.6 million, including the upfront payment, the milestone payment, as well as additional reimbursements from Roche.

The Roche Agreement also provided our company with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval was received, that was exercisable prior to the commencement of the first pivotal clinical trial of camonsertib. If we would have chosen to exercise the co-development and profit share option, we would have continued to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties. Royalties were payable by Roche on a product by product and country by country basis until the later of 12 years following the first commercial sale of a licensed product in such country or the expiration of certain exclusivity rights.

The Roche Agreement was subsequently amended in October 2022 to extend the timeline to negotiate in good faith the parties’ rights and obligations with respect to certain clinical trials and to clarify indications included in the development plan that are subject to milestones.

On February 7, 2024, we received written notice from Roche of their election to terminate for convenience the Roche camonsertib collaboration. The termination will become effective in May 2024, at which time we will regain global development and commercialization rights for camonsertib from Roche.

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement (the BMS Agreement), with Bristol-Myers Squibb Company (Bristol-Myers Squibb), pursuant to which we and Bristol-Myers Squibb agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer.

We provided Bristol-Myers Squibb access to a selected number of our existing early SNIPRx screening campaigns and novel campaigns. We were responsible for carrying out early-stage research activities directed to identifying and validating potential targets for licensing by Bristol-Myers Squibb, in accordance with a mutually agreed upon research plan. The collaboration consisted of programs directed to both druggable targets and to targets commonly considered undruggable by traditional small molecule approaches. In the event that Bristol-Myers Squibb elected to obtain an exclusive license for the subsequent development, manufacture and commercialization of a program, Bristol-Myers Squibb would then be solely responsible for all such worldwide activities. The research collaboration was overseen by a joint steering committee through completion of all research activities.

The BMS Agreement was subsequently amended in July, September and November 2020 to expand our collaboration with Bristol-Myers Squibb. We amended the BMS Agreement to, among other things: (i) include additional campaigns to the list of Existing Repare Campaigns (as such term is defined in the BMS Agreement) from which Bristol-Myers Squibb could select campaigns under the BMS agreement, and (ii) enable unblinding of a Bristol-Myers Squibb alliance manager in order to streamline the collaboration and selection process. The BMS Agreement was further amended in May 2023 to extend review periods for specified targets.

Under the terms of the BMS Agreement, Bristol-Myers Squibb paid us an initial upfront fee payment of $50.0 million. In connection with entering into the BMS Agreement, we also entered into a warrant agreement with an affiliate of Bristol-Myers Squibb pursuant to which we issued a warrant for total proceeds of $15.0 million, which was automatically exercised into 750,000 common shares upon closing of our IPO at which time the warrants were cancelled.

For each of the targets in the collaboration, we were entitled to receive, on a program-by-program basis, option exercise fees ranging in the low six figures depending on the nature of the applicable program. Bristol-Myers Squibb had the right to retain rights to certain back-up programs in exchange for a one-time payment in the low eight figures per program. Additionally, we were entitled to receive additional fees ranging in the low to mid seven figures upon the selection of certain programs beyond a specified limit.

In October 2021, we received notification from Bristol-Myers Squibb of their option exercise for two druggable targets directed at a single synthetic lethal lesion, pursuant to the terms of the BMS Agreement and in May 2023, they exercised their option for a druggable target directed at another synthetic lethal lesion. Bristol-Myers Squibb also triggered a further development election for one of its previously optioned druggable targets in May 2023.

Under the BMS Agreement, we are entitled to receive up to $3.0 billion in total milestones across all potential programs. Such milestones consist of $301.0 million in total milestones per program, including $176.0 million in the aggregate for certain specified research, development, and regulatory milestones and $125.0 million in the aggregate for certain specified commercial milestones. We are also entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions. Royalties are payable by Bristol-Myers Squibb on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country.

On a program-by-program basis, prior to the earlier of such program ceasing to be included under the BMS Agreement and expiration of the last to expire royalty term for such program, we, alone and with third parties, are prohibited from researching, developing, manufacturing and commercializing products that are directed to the applicable target for such program.

We also have provided Bristol-Myers Squibb with certain, limited rights to first negotiate with us if we determine to divest, license, or collaborate with others regarding certain existing programs, including if we received an unsolicited offer to do so. The right to first negotiation expressly excludes any potential Change of Control transaction (as such term is contractually defined in the BMS Agreement).

The BMS Agreement will expire on a licensed product-by-licensed product and country-by-country basis on expiration of the applicable royalty term and in its entirety upon expiration of the last royalty term. Either party may terminate the BMS Agreement earlier upon an uncured material breach of the agreement by the other party, or the insolvency of the other party. Additionally, Bristol-Myers Squibb may terminate the BMS Agreement for any or no reason on a program-by-program basis upon specified written notice. We completed the discovery portion of the BMS Agreement in November 2023.

Research Services, License and Collaboration Agreement with Ono Pharmaceutical Co.

All payments by Ono to us are presented in U.S. dollars. Future payments as disclosed in this summary have been converted to U.S. dollars at the December 31, 2023 exchange rate of $1.00 = [140.85] Japanese yen.

In January 2019, we entered into a research services, license and collaboration agreement (the Ono Agreement) with Ono Pharmaceutical Co., Ltd. (Ono), pursuant to which we and Ono agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ ATPase inhibitor program. We were primarily responsible for carrying out research activities to identify a product candidate for the program, to be licensed to Ono, in accordance with a mutually agreed upon research plan until the first submission of an IND in the United States or Japan. In the event that Ono elected to collaborate on the subsequent development and commercialization of a proposed product candidate, Ono would then be responsible for such activities in Japan, South Korea, Taiwan, Hong Kong, Macau and certain other Southeast Asian countries, and we would be responsible for such activities in the rest of the world. The collaboration was overseen by a joint research committee through development candidate selection and a joint steering committee thereafter. Except as set forth below, each party bore its own expenses in connection with research, development, and commercialization activities under the Ono Agreement.

In October 2021, we entered into an amendment to the Ono Agreement whereby the Research Term, as defined in the Ono Agreement, was extended by one year at no additional cost to us. In January 2023, we and Ono entered into a second amendment to the Ono Agreement whereby the Research Term was extended until July 31, 2023. The Ono Agreement expired in July 2023, thereby returning our Polθ ATPase inhibitor program, RP-3467, to be wholly-owned by us.

Under the terms of the Ono Agreement, Ono paid us an initial upfront fee payment of ¥110 million (approximately $1.0 million). Additionally, in connection with the research activities to be conducted by us pursuant to the Ono Agreement, Ono paid us an initial upfront research service payment of ¥790 million (approximately $7.1 million) and agreed to make research service payments up to an aggregate of ¥750 million (approximately $5.3 million) upon (i) certain specified research triggers and (ii) the election by Ono to collaborate on the development and commercialization of a proposed product candidate. In October 2021 and December 2022, the Company achieved specified research triggers amounting to ¥100 million ($0.9 million) and ¥200 million ($1.5 million), respectively, as research service payments provided for in the Ono Agreement. Upon election by Ono to collaborate on a proposed product candidate, Ono would have been responsible for a specified percentage of research and development costs for the IND-enabling studies of the selected product candidate.

Under the Ono Agreement, we were also entitled to receive up to ¥5.11 billion (approximately $36.3 million) in the aggregate for certain specified development and regulatory milestones, ¥12.1 billion (approximately $85.9 million) in the aggregate for certain specified commercial milestones and a tiered percentage royalty on annual net sales in Ono’s territory ranging from high-single digits to low teens, subject to certain specified reductions. Royalties were payable by Ono on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country and the tenth anniversary of the first commercial sale of such licensed product in such country.

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

The Ono Agreement was considered a sublicensee under the terms of the NYU Agreement. Accordingly, we have paid New York University a specified percentage of the approximately $1.0 million initial upfront fee payment we received from Ono.

Upon the expected initiation of a Phase 1 clinical trial of RP-3467 in the second half of 2024, a milestone payment of $0.1 million to New York University would be triggered under the terms of the NYU Agreement.

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

Manufacturing

We currently rely, and expect to continue to rely for the foreseeable future, on third-party contract manufacturing organizations (CMOs) to produce our product candidates for preclinical and clinical testing, as well as for future commercial manufacture of any products that we may commercialize.

We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice (cGMP) requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality, and regulatory oversight over our CMOs. Currently, we have manufacturing and supply agreements with our CMOs for the manufacture of lunresertib, RP-1664, and our preclinical candidates, including the synthesis of the active pharmaceutical ingredient (API), as well as drug product.

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

We plan to continue to rely on third-party manufacturers for any future trials and commercialization of lunresertib, camonsertib, RP-1664 and any future product candidates, if approved. We anticipate that these CMOs will have capacity to support commercial scale production, but we do not have any formal agreements in place at this time given our early stages of development. If needed, we believe we can identify and establish additional CMOs to provide API and finished drug product without significant disruption to our business or clinical development timelines.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (part of Eli Lilly and Company), Blueprint Medicines Corporation, SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., Turning Point Therapeutics, Inc. (acquired by Bristol-Myers Squibb), and Exelixis, Inc. are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Schrodinger, Inc., Exelixis, Inc., Artios Pharma Ltd., IDEAYA Biosciences, Inc, Impact Therapeutics, Aprea Therapeutics, Shanghai De Novo Pharmatech, Tide Pharmaceutical, Acrivon Therapeutics, Biocity Biopharma, Oric Pharmaceuticals, Schrodinger, Treadwell Therapeutics, Varsity Pharma, Breakpoint Therapeutics, Rhizen Pharmaceuticals AG, Simcere Pharmaceutical, and Shouyao Holdings.

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

With respect to our initial product candidate, camonsertib, several companies are developing ATR inhibitors with multiple monotherapy and/or combination trials ongoing, including AstraZeneca (AZD6738), Bayer (BAY1895344), Merck Serono (M4344, M6620, M1774) and most recently, Artios Pharma (ATR0380), Aprea Therapeutics/Atrin Pharmaceuticals (ATRN-119), Biocity Biopharmaceutics (SC0245), Impact Therapeutics (IMP9064), Shanghai De Novo Pharmatech (DN020198), and Tide Pharmaceutical. The intensity of trials with ATR inhibitors as monotherapy and in combination with immune-oncology compounds, chemotherapy and radiation, as well as other DDR inhibitors significantly increased over the last several years.

With respect to our PKMYT1 inhibitor product candidate, lunresertib, while we are not aware of any other clinical-stage PKMYT1 inhibitors, Acrivon Therapeutics, Exelixis, Inc, Schrodinger, and Psivant have disclosed PKMYT1 inhibitor programs in preclinical development.

With respect to our PLK4 inhibitor product candidate, RP-1664, Exelixis, Inc. and Oric Pharmaceuticals have disclosed PLK4 inhibitor programs in early preclinical development, and Treadwell Therapeutics has a non-selective PLK4 inhibitor program in the clinic.

For our preclinical Polθ ATPase inhibitor program, RP-3467, Artios Pharma, IDEAYA Biosciences (in collaboration with GlaxoSmithKline plc), Varsity Pharma, Breakpoint Therapeutics, Rhizen Pharmaceuticals AG, and Simcere Pharmaceutical have Polθ programs in various stages of clinical and preclinical development.

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

U.S. Government Regulation of Drug Products

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve a pending New Drug Application (NDA), withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•
nonclinical laboratory and animal tests that must be conducted in accordance with good laboratory practices (GLPs);
•
submission to the FDA of an investigational new drug application (IND), which must become effective before clinical trials may begin;
•
approval by an independent institutional review board (IRB) for each clinical site or centrally before each trial may be initiated;
•
adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed product candidate for its intended use, performed in accordance with good clinical practices (GCPs);
•
submission to the FDA of an NDA and payment of user fees;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with cGMP and GCPs;
•
satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
•
FDA review and approval of an NDA to permit commercial marketing for particular indications for use; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (REMS), and the potential requirement to conduct post-approval studies.

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

Once an NDA is submitted for a product intended to treat a serious condition, the FDA may assign a priority review designation if FDA determines that the product, if approved, would provide a significant improvement in safety or effectiveness. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under the Prescription Drug User Fee Act (PDUFA) guidelines. Under the current PDUFA performance goals, these six and ten month review periods are measured from the 60-day filing date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review from the date of submission.

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

Once the FDA receives an application, it has 60 days to review the NDA to determine if it is substantially complete to permit a substantive review, before it accepts the application for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has set the review goal of 10 months from the 60-day filing date to complete its initial review of a standard NDA for a new molecular entity (NME), and make a decision on the application. For priority review applications, the FDA has set the review goal of reviewing NME NDAs within six months of the 60-day filing date. Such deadlines are referred to as the PDUFA date. The PDUFA date is only a goal and the FDA does not always meet its PDUFA dates. The review process and the PDUFA date may also be extended if the FDA requests or the NDA sponsor otherwise provides additional information or clarification regarding the submission during the review period that amends the original application.

Once the FDA’s review of the application is complete, the FDA will issue either a Complete Response Letter (CRL) or approval letter. A CRL indicates that the review cycle of the application is complete, and the application is not ready for approval. A CRL generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing, or other information or analyses in order for the FDA to reconsider the application in the future. Even with the submission of additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA may issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

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

U.S. Marketing Exclusivity

The FDA provides periods of non-patent regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to new chemical entities (NCEs). An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent, or not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound), or clathrate (i.e., a polymer framework that traps molecules), of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an Abbreviated New Drug Application (ANDA) a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed.

Regulation outside the United States

We will be subject to similar foreign laws and regulations concerning the development of our product candidates outside of the United States.

Other Healthcare Laws and Regulations

Our business activities, including but not limited to, research, sales, promotion, distribution, medical education and other activities are subject to regulation by numerous regulatory and law enforcement authorities in the United States in addition to the FDA, including the Department of Justice, the Department of Health and Human Services (HHS) and its various divisions, including Centers for Medicare & Medicaid Services (CMS), and the Health Resources and Services Administration, the Department of Veterans Affairs, the Department of Defense and state and local governments. Our business activities must comply with numerous healthcare laws and regulations, including those described below.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, the referral of an individual for, or purchasing, leasing, ordering, or arranging for the purchase, lease or order of, any good, facility, item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other hand. The term remuneration has been interpreted broadly to include anything of value. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and require strict compliance in order to offer protection. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing, or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Additionally, the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively the ACA), amended the intent requirement of the federal Anti-Kickback Statute, and other healthcare criminal fraud statutes, so that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute, or the specific intent to violate it, to have violated the statute. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (FCA).

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

The federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) created additional federal criminal statutes that prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick, scheme or device a material fact or making any materially false, fictitious or fraudulent statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Additionally, the ACA amended the intent requirement of some of these criminal statutes under HIPAA so that a person or entity no longer needs to have actual knowledge of the statute, or the specific intent to violate it, to have committed a violation.

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

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH), and their implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information held by covered entities and their business associates and covered subcontractors. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

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

There have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the Biden administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2.0% per fiscal year, which went into effect in April 2013, and due to subsequent legislative amendments will remain in effect through 2032, unless additional U.S. Congressional action is taken. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Additionally, the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) ended the use of the statutory formula for clinician payment and established a quality payment incentive program, also referred to as the Quality Payment Program. This program provides clinicians with two ways to participate, including through the Advanced Alternative Payment Models (APMs) and the Merit-based Incentive Payment System (MIPS). In November 2019, CMS issued a final rule finalizing the changes to the Quality Payment Program. Under both APMs and MIPS, performance data collected each performance year will affect Medicare payments in later years, including potentially reducing payments. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of prescription drugs under Medicare and reform government program reimbursement methodologies for pharmaceutical products. At the federal level, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. In response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether this executive order or similar policy initiatives will be implemented in the future. In addition, individual states in the United States have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, on January 5, 2024, the FDA approved Florida’s Section 804 Importation Program (SIP) proposal to import certain drugs from Canada for specific state healthcare programs. It is unclear how this program will be implemented, including which drugs will be chosen, and whether it will be subject to legal challenges in the United States or Canada. Other states have also submitted SIP proposals that are pending review by the FDA. Any such approved importation plans, when implemented, may result in lower drug prices for products covered by those programs. In the future, there will likely continue to be proposals relating to the reform of the U.S. healthcare system, some of which could further limit coverage and reimbursement of products.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act (FCPA) prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the companies to maintain books and records that accurately and fairly reflect all transactions of the companies, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Employees and Human Capital Resources

As of February 16, 2024, we had 179 full-time employees, including 66 who hold an M.D. or Ph.D. degree. Of these full-time employees, 143 were primarily engaged in research and development activities and 36 were primarily engaged in management or general and administrative activities. None of our employees is represented by a labor union and we consider our employee relations to be good. We are committed to strict policies and procedures to maintain a safe work environment. The health and safety of our employees, patients and communities are of primary concern.

Our Core Values; Culture Drivers

Our core values are as follow:

•
Patients come first.
•
Respect and trust are core.
•
We are empathetic and aim to bring out the best in each other.
•
We are open, direct, and authentic.
•
We embrace risk and thrive because of our courage to dream.

Our culture is reflected in our five culture drivers: results, resilience, collaboration, transformation and innovation. Through our core values and culture drivers, our employees work to meaningfully improve the lives of cancer patients through our science.

Our Focus and Commitment to Culture, Competitive Compensation and Employee Benefits

We rely on highly skilled and innovative professionals to conduct our research, development and business activities. Our ability to attract, retain and motivate employees is critical to the continued success of our business and it is our goal to offer competitive compensation and benefits, a collaborative and inclusive work environment, ongoing skills development initiatives, attractive career advancement opportunities, and a culture that rewards innovation and exceptional execution.

We are dedicated to building a talented team and strive to offer competitive compensation packages. In addition to competitive base salaries, the other competitive benefits that we provide to all employees include annual equity and cash incentive plans, comprehensive healthcare and insurance benefits, retirement benefits and an employee share purchase plan. The principal purposes of these employee benefits are to attract, retain and reward top talent in order to support our business objectives, assist in the achievement of our strategic goals and align the interests of employees with the interests of our shareholders. Beyond compensation and benefits, we believe that continued growth and development are essential to the professional well-being of our team. We seek to develop our employee talent within the organization through access to training, continuous learning programs, lunch & learn sessions, tuition reimbursement and other development initiatives. As our organization and capabilities grow, we aim to ensure we have provided our team members with the guidance and resources they need to develop as professionals and to support our business.

During the past three years, our employee turnover has remained consistently below average for the life sciences industry generally. We continually assess employee turnover, recruitment initiatives, employee engagement, compensation and benefits programs and other matters relevant to human capital management, and we review results with our Board of Directors on a periodic basis.

Corporate Information

We were incorporated under the Canada Business Corporations Act on September 6, 2016. Immediately prior to completion of our initial public offering on June 23, 2020, we were continued as a corporation under the Business Corporations Act (Québec) (QBCA). Our principal executive offices are located at 7171 Frederick-Banting, Building 2, Suite 270, St-Laurent, Quebec, H4S 1Z9 and our telephone number is 857-412-7018. In June 2017, we incorporated our wholly-owned subsidiary, Repare Therapeutics USA Inc., a Delaware corporation, which is located at 101 Main Street, Suite 1650, Cambridge, Massachusetts 02142.

Available Information

We maintain an internet website at www.reparerx.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934 (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission (the “SEC”). You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov and on SEDAR at http://www.sedarplus.com. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, specifically the sections title “Investors & Media” as a source of information about us.

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

We are a clinical-stage biopharmaceutical company founded in 2016, and our operations to date have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential synthetic lethal (SL) gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and clinical development, including continuing our open-label Phase 1/2 clinical trials of camonsertib, our ongoing Phase 1 clinical trials of lunresertib, our ongoing Phase 1 clinical trial evaluating RP-1664, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we are devoting substantially all of our financial resources and efforts to research and development of our product candidates including camonsertib, lunresertib, RP-1664, as well as to enhancing our SNIPRx platform. To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020 and our follow-on offering in November 2021, as well as upfront payments from collaboration and research agreements.

We have incurred significant operating losses since our inception in 2016. Our net loss was $93.8 million, and $29.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $333.1 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned development of our product candidates, including our ongoing open-label Phase 1/2 clinical trials of camonsertib, Phase 1 clinical trials of lunresertib and Phase 1 clinical trial evaluating RP-1664;
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
•
add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•
incur additional legal, accounting and other expenses associated with operating as a public company, particularly since we are now an accelerated filer and are no longer a smaller reporting company starting with the filing of our first Quarterly Report on Form 10-Q in 2024.

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

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration (FDA), the EMA, or other regulatory authorities to perform studies in addition to those we currently expect, or if there are any delays in the initiation and completion of our clinical trials or the development of camonsertib, lunresertib, RP-1664, or any future product candidates.

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

As of December 31, 2023, our cash and cash equivalents and marketable securities on hand was $223.6 million. In February 2024, we received a $40 million milestone payment from Roche upon dosing of the first patient with camonsertib in Roche’s TAPISTRY trial. We believe that our cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into mid-2026. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•
the continuation of our ongoing and planned development of our product candidates, including our ongoing Phase 1 clinical trials of lunresertib and our ongoing Phase 1 clinical trial evaluating RP-1664;
•
the timing, costs, progress and results of our ongoing clinical trials, including our ongoing Phase 1 clinical trials of lunresertib and our ongoing Phase 1 clinical trial evaluating RP-1664;
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

•
the revenue, if any, received from commercial sales of camonsertib, lunresertib, RP-1664 and any future product candidates for which we or our collaborators receive marketing approval;
•
the addition of equipment and physical infrastructure to support our research and development; and
•
the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, camonsertib, lunresertib, RP-1664 and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or altogether terminate our research and development programs or future commercialization efforts.

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

We have no products approved for sale and our initial clinical product candidates, camonsertib lunresertib and RP-1664, are still in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization, by us or our collaborators of camonsertib, lunresertib, RP-1664 and one or more of our other product candidates. The success of our product candidates will depend on several factors, including the following:

•
successful completion of preclinical studies, including the identification of clinical candidates for each of our preclinical programs;
•
approval of investigational new drug (IND) applications for our planned or future clinical trials;

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

There is no guarantee that the results obtained in current preclinical studies, our ongoing open-label Phase 1/2 clinical trials of camonsertib, our ongoing Phase 1 clinical trials of lunresertib, our ongoing Phase 1 clinical trial evaluating RP-1664 or any future clinical trials of any product candidate will be sufficient to obtain regulatory approval or marketing authorization for such product candidate.

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

Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, and in particular, our initial product candidates, camonsertib, lunresertib, and RP-1664. If we or our collaborators are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.

Our initial clinical product candidates, camonsertib, lunresertib and RP-1664, were developed through the application of our SNIPRx platform. All of our product candidates to date were derived based on the same principle of SL. As such, negative results in the development of camonsertib, lunresertib or RP-1664 may also impact our ability to obtain regulatory approval for our other product candidates, either at all or within anticipated timeframes because, although other product candidates may target different indications, the underlying technology platform, manufacturing process and development process is the same for all of our product candidates. Accordingly, a failure in any one program may decrease trust in our technology and affect the ability to obtain regulatory approval to continue or conduct clinical programs for other product candidates. If camonsertib, lunresertib or RP-1664 shows unexpected adverse events or a lack of efficacy in the indications they are intended to treat, or if we or our collaborators experience other regulatory or developmental issues, our development plans and business could be significantly harmed.

We have limited experience as a company in conducting clinical trials.

We have limited experience as a company in conducting clinical trials. We began our first clinical trial of camonsertib in July 2020, our first clinical trial of lunresertib in April 2021 and our first clinical trial of RP-1664 in February 2024. In part because of this lack of experience, we cannot be certain that our clinical trials will begin or be completed on time, if at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on third-party clinical investigators, contract research organizations (CROs), and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any master services agreement with CROs, as necessary, on terms that are acceptable to us on a timely basis or at all.

We may not be able to file INDs or IND amendments to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We have filed INDs for camonsertib, lunresertib and RP-1664, but we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

We or our collaborators may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize camonsertib, lunresertib, RP-1664 and any future product candidates, including:

•
delays in reaching a consensus with regulatory authorities on design or implementation of our clinical trials;
•
regulators or institutional review boards (IRBs) may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•
have regulatory authorities withdraw, or suspend, their approval of the drug or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (REMS);
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

Our product candidates will require clinical testing before we are prepared to submit a new drug application (NDA) or equivalent application required in another jurisdiction for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA or equivalent application required in another jurisdiction for regulatory approval for any of our product candidates or whether any such application will be approved by the FDA or other comparable regulatory authority, as applicable. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other comparable regulatory authority may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the diseases we are studying. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials for camonsertib, lunresertib, RP-1664 and any future product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.

We initiated our first clinical trial, an open-label Phase 1/2 clinical trial of camonsertib, in the third quarter of 2020, initiated a Phase 1 clinical trial of lunresertib in the second quarter of 2021, and initiated a Phase 1 clinical trial of RP-1664 in the first quarter of 2024. Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events.

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

We have explored and may continue to explore the use of our product candidates in combination with other therapies, including those that are not yet approved. For example, our ongoing Phase 1 MYTHIC clinical trial is evaluating camonsertib in combination with lunresertib. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing, or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third-party payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (part of Eli Lilly and Company), Blueprint Medicines Corporation, SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., Turning Point Therapeutics, Inc. (acquired by Bristol-Myers Squibb), and Exelixis, Inc. are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Schrodinger, Inc., Exelixis, Inc., Artios Pharma Ltd., IDEAYA Biosciences, Inc, Impact Therapeutics, Aprea Therapeutics, Shanghai De Novo Pharmatech, Tide Pharmaceutical, Acrivon Therapeutics, Biocity Biopharma, Oric Pharmaceuticals, Schrodinger, Treadwell Therapeutics, Varsity Pharma, Breakpoint Therapeutics, Rhizen Pharmaceuticals AG, Simcere Pharmaceutical, and Shouyao Holdings.

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
•
business interruptions resulting from geopolitical actions, including war, such as the military conflict involving Russia and Ukraine as well as the Middle-East conflicts, and terrorism, natural disasters including earthquakes, typhoons, floods and fires, or from economic or political instability, or public health emergencies, boycotts, curtailment of trade and other business restrictions;
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
•
the Health Insurance Portability and Accountability Act (HIPAA), which created additional federal civil and criminal liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement, in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (HITECH) and their implementing regulations, which impose certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without appropriate authorization by covered entities subject to the rule, such as health plans, healthcare clearinghouses and certain healthcare providers and their business associates, independent contractors of a covered entity that perform certain services involving the use or disclosure of individually identifiable health information, as well as their covered subcontractors. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
the Federal Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•
the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which require certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (CMS) information related to certain payments and other transfers of value to physicians (currently defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physicians assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act (ACA) was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

There have been judicial, Congressional and executive branch challenges to certain aspects of the ACA. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Moreover, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (IRA) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut-hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and other litigation, and further healthcare reform measures of the Biden administration will impact the ACA and our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented, but it is likely to have a significant impact on the pharmaceutical industry. Further, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The EU General Data Protection Regulation (GDPR) also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the European Union, referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the European Union.

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

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended (FCPA), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Trade controls may restrict or prohibit altogether the sale or supply of certain products and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

We have relied upon and plan to continue to rely upon third parties, including independent clinical investigators, contracted laboratories and third-party CROs, to conduct our preclinical studies and clinical trials in accordance with applicable regulatory requirements and to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical studies and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies and trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on these third parties does not relieve us of our regulatory responsibilities. We and our third party contractors and CROs are required to comply with good laboratory practices (GLPs), as applicable, and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GLPs and GCPs through periodic inspections of laboratories conducting GLP studies, trial sponsors, principal investigators, and trial sites. If we, our investigators, or any of our CROs or contracted laboratories fail to comply with applicable GLPs and GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our preclinical studies or clinical trials comply with applicable GLP or GCP regulations. In addition, our clinical trials must be conducted with product, including biologic product, produced in compliance with applicable cGMP regulations. Our failure to comply with these regulations may require us to repeat preclinical studies or clinical trials, which would delay the regulatory approval process.

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

We do not currently have the infrastructure or capability internally to manufacture all our product candidates for use in the conduct of our preclinical studies and clinical trials or for commercial supply, if our products are approved. We rely on, and expect to continue to rely on, contract manufacturing organizations (CMOs). Any replacement of our CMOs could require significant effort and expertise because there may be a limited number of qualified CMOs. This could be particularly problematic where we rely on a single-source supplier. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We are dependent on our CMOs for the production of our product candidates in accordance with relevant regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. Moreover, many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting product development activities that could harm our competitive position.

Our third-party manufacturers may be subject to damage or interruption from, among other things, fire, natural or man-made disaster, war, disease outbreaks or public health pandemics, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy, and similar events. For example, the COVID-19 pandemic impacted our supply chain, in particular our vendors’ ability to find staff, and may in the future impact our manufacturing activities.

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

For example, in June 2022, we entered into a collaboration and license agreement with Roche regarding the development and commercialization of our product candidate camonsertib and other specified ATR inhibitors, for which we received written notice of termination on February 7, 2024. In May 2020, we entered into a collaboration and license agreement with Bristol-Myers Squibb pursuant to which we and Bristol-Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. These and any future collaborations we enter into may pose a number of risks, including, but not limited to, the following:

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

If our collaborations do not result in the successful discovery, development, and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. Moreover, we may not receive all of the milestone or royalty payments we are entitled to receive under our current and future collaboration agreements. For example, pursuant to the terms of the Roche Agreement we were entitled to receive up to $1.172 billion in potential development, regulatory, commercial and sales milestones, plus royalties on global net product sales. In February 2024, we received a $40 million milestone payment from Roche earned upon dosing of the first patient with camonsertib in Roche’s TAPISTRY trial. Additionally, pursuant to the terms of our collaboration and license agreement with Bristol-Myers Squibb, we are entitled to receive up to $301.0 million in total milestones per each program subject to the agreement. However, given the overlapping nature of the triggers for these milestone payments, as well as the uncertainty associated with achieving any of such milestones, it is unlikely that we will receive the entire $301.0 million in milestone payments with respect to each program subject to the agreement.

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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees. Roche controls prosecution of patents related to their in-license on camonsertib; however, such rights will revert to Repare upon the effectiveness of termination of the Roche Agreement.

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

Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the United States patent office (USPTO) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. While we have a registered a trademark for our SNIPRx platform and SNIPDX biomarker platform technology, we have not yet selected trademarks for lunresertib and have not yet begun the process of applying to register trademarks for lunresertib or any other product candidate. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, any proprietary name we propose to use with lunresertib or any future product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Comparable foreign regulators may have similar requirements, and it is possible that different proprietary or non-proprietary names may be required in different jurisdictions.

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

As of February 16, 2024, we had 179 full-time employees, including 143 employees engaged in research and development and 36 engaged in management or general and administrative activities. As our clinical development and commercialization plans and strategies develop, we expect we will need additional managerial, operational, sales, marketing, financial, legal and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our development efforts effectively, including the ongoing Phase 1 clinical trials of lunresertib, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

In addition, California recently enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide new disclosure to consumers about such companies’ data collection, use and sharing practices, provide such consumers new ways to opt-out of certain sales or transfers of personal information, and provide consumers with additional causes of action. The CCPA went into effect on January 1, 2020, and the California Attorney General may bring enforcement actions for violations beginning July 1, 2020. The CCPA was amended on September 23, 2018, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

The trading price of our common shares has been and is likely to continue to be highly volatile. Furthermore, the stock market in general and the market for biopharmaceutical and pharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our shareholders may not be able to sell their common shares at or above the price they paid for their common shares. The market price of our common shares may be influenced by many factors, including:

•
evolving macroeconomic events and their impact on the global markets;
•
the commencement, enrollment, timing and results of our ongoing clinical trials of lunresertib, camonsertib, RP-1664 and any future product candidates or those of our competitors;
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
•
developments related to any existing or future collaborations, including those related to the termination of our collaboration with Roche;
•
regulatory or legal developments in the United States and other countries;
•
the success of competitive products or technologies;
•
developments or disputes concerning patent applications, issued patents or other proprietary rights;
•
the recruitment or departure of key personnel;
•
the level of expenses related to camonsertib, lunresertib, RP-1664 and any future product candidates or clinical development programs;
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

Based upon our common shares outstanding as of December 31, 2023, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 71% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they would be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

Additionally, as of December 31, 2023, certain holders of an aggregate of 17,573,183 common shares, or their transferees, have rights, subject to some conditions, to require us to file one or more registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other shareholders. If we were to register the resale of these shares, they could be freely sold in the public market. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common shares could decline.

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

Our articles of continuance also permit us to issue an unlimited number of preferred shares, issuable in one or more series and, subject to the provisions of the Business Corporations Act (Québec) (QBCA), having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights, as our board of directors may determine and which may be superior to those of the common shares. The issuance of preferred shares, while providing flexibility in connection with possible acquisitions, financings, and other corporate purposes, could, among other things, have the effect of delaying, deferring, or preventing a change in control of Repare and might adversely affect the market price of our common shares and the voting and other rights of the holders of common shares. We have no current or immediate plans to issue any preferred shares.

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

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as amended and the rules and regulations of The Nasdaq Global Market. Pursuant to Section 404(a) of the Sarbanes-Oxley Act, we are now required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. Furthermore, because the market value of our common shares held by non-affiliates was between $250 million and $700 million as of June 30, 2023 and our revenue for the year ended December 31, 2022 was more than $100 million, we qualify as an “accelerated filer” under the Exchange Act as of December 31, 2023. While we will be eligible to rely on certain scaled disclosure exemptions available to smaller reporting companies until the filing of our first Quarterly Report on Form 10-Q in 2024, we are required to comply with Section 404(b) of the Sarbanes Oxley Act starting with this Annual Report on Form 10-K. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to issue an annual report that addresses the effectiveness of our internal control over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that we have not previously implemented will increase our expenses and require significant management time.

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

Under the Internal Revenue Code of 1986, as amended (the Code), we will be a passive foreign investment company (PFIC) for any taxable year in which (1) 75% or more of our gross income consists of passive income or (2) 50% or more of the average quarterly value of our assets consists of assets that produce, or are held for the production of, passive income, including cash. For purposes of these tests, passive income includes dividends, interest, gains from the sale or exchange of investment property and certain rents and royalties. In addition, for purposes of the above calculations, a non-U.S. corporation that directly or indirectly owns at least 25% by value of the shares of another corporation is treated as if it held its proportionate share of the assets and received directly its proportionate share of the income of such other corporation.

Based on the nature of our activities and the composition of our income and assets, we believe we were classified as a PFIC for the taxable year ended December 31, 2023. No assurances regarding our PFIC status can be provided for any past, current, or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status.

For each year we are treated as a PFIC with respect to U.S. Holders, U.S. Holders will be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferential tax rates for individuals on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws and regulations, unless such U.S. Holder makes a “qualified electing fund” election, or QEF Election, with respect to all taxable years during such U.S. Holder’s holding period in which we are a PFIC, or our common shares constitute “marketable stock” and such U.S. Holder makes a mark-to-market election.

If a U.S. Holder makes an effective QEF Election, the U.S. Holder will be required to include in gross income each year, whether or not we make distributions, as capital gains, such U.S. Holder’s pro rata share of our net capital gains and, as ordinary income, such U.S. Holder’s pro rata share of our earnings in excess of our net capital gains. However, a U.S. Holder can only make a QEF election with respect to common shares in a PFIC if such company agrees to furnish such U.S. Holder with certain tax information annually. For the taxable year ending December 31, 2023, we intend to make available, upon request, certain information to enable U.S. Holders to make a QEF Election with respect to our common shares. However, we cannot guarantee that we will make such information available for all years in which we are a PFIC or that the information will be available at the time required for any particular U.S. Holder to make a QEF Election.

If we are a PFIC and our common shares are “marketable stock,” U.S. Holders can avoid the interest charge on excess distributions or gain relating to the common shares by making a mark-to-market election on our common shares. Common shares will be marketable stock if they are “regularly traded” on certain stock exchanges (including Nasdaq). A U.S. Holder that makes a mark-to-market election must include in ordinary income for each year an amount equal to the excess, if any, of the fair market value of the common shares at the close of the taxable year over the U.S. Holder’s adjusted tax basis in the common shares. An electing holder may also claim an ordinary loss deduction for the excess, if any, of the U.S. Holder’s adjusted basis in the common shares over the fair market value of the common shares at the close of the taxable year, but this deduction is allowable only to the extent of any net mark-to-market gains for prior years. Gains from an actual sale or other disposition of the common shares will be treated as ordinary income, and any losses incurred on a sale or other disposition of the shares will be treated as an ordinary loss to the extent of any net mark-to-market gains for prior years. Once made, the election cannot be revoked without the consent of the IRS unless the common shares cease to be marketable stock.

Each U.S. Holder should consult its own tax advisors with respect to the potential adverse U.S. tax consequences to it if we are or were to become a PFIC and any elections (including a QEF Election or mark-to-market election) that may be available to such U.S. Holder that relate to our status as a PFIC.

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

Each “Ten Percent Shareholder” in a non-U.S. corporation that is classified as a controlled foreign corporation (CFC) for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s ‘‘Subpart F income,’’ global intangible low taxed income, and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a Ten Percent Shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such Ten Percent Shareholder’s U.S. federal income tax return for the year for which reporting was due from starting.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada) (Canadian Tax Act), and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2023, we had Canadian federal and provincial non-capital loss carry forwards of $263.8 million, which expire beginning in 2037 through 2043. In addition, we also have scientific research and experimental development expenditures of approximately $70.7 million for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. We also have scientific research and experimental development tax credit carry forwards of approximately $11.7 million for Canadian federal income tax purposes, which expire beginning in 2036 through 2043. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Changes to the tax treatment of research and experimental expenditures as a result of U.S. federal tax legislative changes could increase our tax burden and adversely affect our business and financial condition.

In December 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act of 2017 (TCJA), significantly reformed the Internal Revenue Code of 1986, as amended (IRC). As a result of this legislation beginning in 2022, research and experimental expenditures subject to IRC Section 174 are no longer deductible in the year they are incurred for US tax purposes. Instead, U.S.-based specified research and experimental expenditures are required to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. On January 19, 2024, the House Ways and Means Committee approved a proposed tax package titled “Tax Relief for American Families and Workers Act of 2024”, which restores IRC Section 174 expensing for U.S.-based specified research and experimental expenditures paid or incurred in tax years beginning after December 31, 2021, and before January 1, 2026. Despite bipartisan support, this legislation has not been enacted to date. On September 8, 2023, the Department of Treasury and the Internal Revenue Service issued interim guidance on IRC Section 174 in view of forthcoming regulations which supports the deduction of certain expenses that would otherwise be treated as specified research and experimental expenditures. Treasury regulations addressing the capitalization and amortization of specified research or experimental expenditures could differ from the interim guidance issued by the Department of Treasury and the Internal Revenue Service which could increase our tax burden and adversely affect our business and financial condition. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

Our business is affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates, or foreign currency exchange rates, banking crises, natural disasters, geopolitical instability resulting from war, terrorism and other violence, lasting effects of the COVID-19 pandemic or other global public health threats and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. For instance, the COVID-19 pandemic previously adversely affected our ability to source materials and supplies. Inflation (such as that recently observed in the United States and elsewhere) has increased our business costs and could become more significant in the future. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our contract manufacturers, sole-source or single-source suppliers to remain in business or otherwise manufacture or supply product.

In addition, because some of our manufacturers and suppliers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports was followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our supply and lead-times, our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and other data related to our ongoing research and development initiatives, which we refer to as Information Systems and Data.

Our information technology function helps identify, assess and manage our cybersecurity threats and risks. Our information technology function identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example, automated vulnerability scanning tools of the threat environment, third-party cybersecurity audits, and use of external intelligence feeds.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example, vulnerability management, disaster recovery and business continuity plan, Incident response policy, system monitoring, data encryption and access controls.

Our assessment and management of material risks from cybersecurity threats are integrated into our overall risk management processes. For example, our information technology function works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business and our senior management evaluates material risks from cybersecurity threats against our overall business objectives and reports to the board of directors, which evaluates our overall enterprise risk.

We use third-party service providers to assist us from time to time in identifying, assessing, and managing material risks from cybersecurity threats, including for example thread intelligence providers, cybersecurity software providers, managed cybersecurity service providers and cybersecurity testing firms.

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies and contract research organizations. We manage cybersecurity risks associated with our use of these providers using several approaches, as deemed necessary, including security questionnaires, review of compliance reports, audits and the imposition of information security contractual obligations on vendors.

For a description of the risks from cybersecurity threats that may materially affect us and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report.

Governance

Our board of directors addresses our cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing our cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Executive Vice-President and Chief Financial Officer, our Vice-President of Finance and Corporate Controller and our Vice-President of Information Technology, who each have over 20 years of relevant experience.

Management is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into our overall risk management strategy, and communicating key priorities to relevant personnel. Our management and audit committee are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Executive Vice-President and Chief Financial Officer and President and Chief Executive Officer. Our Executive Vice-President and Chief Financial Officer is part of our incident response team to help us mitigate and remediate cybersecurity incidents of which they are notified. In addition, our incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives periodic reports from our information technology function concerning our significant cybersecurity threats and risks and the processes we have implemented to address them. The board of directors also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Our headquarters is currently located in Montréal, Québec, Canada and consists of 24,039 square feet of combined laboratory and office space under a lease agreement that expires in August 2025. This facility provides the laboratory capacity for our CRISPR-enabled genome-wide synthetic lethal target platform, SNIPRx®, including dedicated space for work related to accelerating our preclinical assets, including those under our research collaboration with Bristol-Myers Squibb. We also lease 11,312 square feet of office space in Cambridge, Massachusetts for our U.S.-based employees under a lease which expires in January 2025. We intend to renew our leases, move to new facilities or expand existing facilities to meet our growth, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Holders

As of December 31, 2023, there were approximately 14 holders of record of our common shares. This number does not reflect the beneficial holders of our common shares for whom shares are held in “nominee” or “street” name through brokerage accounts or other nominees.

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

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality (SL) represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies that preferentially treat cancers due to mechanisms of genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair.

Our Development Programs

Using our SNIPRx platform, we internally developed four clinical or near-term clinical therapeutic candidates.

1.
Lunresertib (RP-6306) is a first-in-class, selective and potent oral small molecule inhibitor of PKMYT1 (Protein Kinase Membrane-associated tyrosine- and threonine- specific cdc-2 inhibitory kinase), a cancer target Repare discovered and identified as synthetic lethal with cyclin E1 (CCNE1) amplification, or deleterious alterations in FBXW7 or PPP2R1A in solid tumors such as gynecological, colorectal and upper gastrointestinal malignancies. Lunresertib is currently the sole PKMYT1 inhibitor known to be in clinical trials and is being evaluated alone and in combinations across several clinical trials in the US, UK/EU4, and Canada.

We presented positive initial Phase 1 data from our ongoing Phase 1 MYTHIC trial demonstrating proof of concept for lunresertib alone and in combination with camonsertib at the 35th AACR-NCI-EORTC International Conference in October 2023. Lunresertib was shown to be well tolerated, with a compelling safety profile. We further presented anti-tumor activity for lunresertib in combination with camonsertib.

Initial combination data included an overall RECIST response rate of 50% in the 10 patients with heavily pre-treated gynecological tumors treated at the preliminary recommended Phase 2 dose. We expect to provide MYTHIC data from expansion cohorts of the lunresertib and camonsertib combination in the second half of 2024. In the third quarter of 2023, we received fast track designation for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated endometrial cancer.

We initiated additional Phase 1 combination clinical trials of lunresertib with gemcitabine (MAGNETIC) in December 2021 and with FOLFIRI (MINOTAUR) in August 2022, for which we expect to share data in the second half and first half of 2024, respectively. In the fourth quarter of 2022, we received fast track designation for lunresertib in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7, or PPP2R1A mutated platinum resistant ovarian cancer. We are collaborating with the Canadian Cancer Trials Group in an ongoing basket Phase 2 Investigator Sponsored Clinical Trial (IST) that is enrolling patients with selected, advanced cancers receiving lunresertib as combination (NCT05605509). A sub-study to that protocol that will evaluate lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440) was activated more recently and is also enrolling patients. We are also collaborating with University Health Network, Toronto on an investigator-sponsored Phase 1 clinical trial of luneresertib in combination with carboplatin and paclitaxel in TP53 ovarian and uterine cancer (NCT06107868) that is expected to be activated shortly.

In January 2024, we announced our sponsorship of a global trial as a new arm in the ongoing MYTHIC trial combining lunresertib with Debiopharm's Debio 0123, a highly selective clinical WEE1 inhibitor. Dosing of the first patient with the synergistic lunresertib and Debio 0123 combination is expected to occur in the first half of 2024.

2.
Camonsertib (RP-3500) is a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) in clinical development for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase).

Camonsertib is the first product candidate we brought to the clinic, and we presented positive data from the ongoing Phase 1/2 TRESR (Treatment Enabled by SNIPRx) clinical trial in advanced solid tumors at the 2022 AACR Annual Meeting. In a Clinical Trials Plenary Session at the 2023 AACR Annual Meeting, we presented initial clinical data from the Phase 1/2 TRESR and ATTACC clinical trials evaluating camonsertib in combination with three poly (ADP-ribose) polymerase (PARP) inhibitors - talazoparib, niraparib, and olaparib. Camonsertib demonstrated 48% overall CBR in patients with advanced solid tumors across tumor types regardless of choice of PARP inhibitor or platinum resistance, with a favorable safety and tolerability profile. The Phase 1/2 TRESR and ATTACC clinical trials are fully-enrolled and we expect to complete these trials in 2024.

In June 2022, we entered into a worldwide license and collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively “Roche”) for the development and commercialization of camonsertib, which resulted in an initial $125 million upfront payment. In January 2024, we earned a $40 million milestone payment from Roche upon dosing of the first patient with camonsertib in Roche’s TAPISTRY trial, which was subsequently received in February 2024. Since inception of the Roche camonsertib collaboration, we have earned a cumulative total of $182.6 million, including the upfront payment, the milestone payment, as well as additional reimbursements from Roche. On February 7, 2024, we received written notice from Roche of their election to terminate the Roche camonsertib collaboration. The termination will become effective in May 2024, at which time we will regain global development and commercialization rights for camonsertib from Roche. We are currently actively engaged in transition activities related to the termination and expect to provide further guidance on our plans for camonsertib in the second quarter of 2024.

3.
RP-1664 is a first-in-class, highly selective, oral PLK4 inhibitor designed to harness the synthetic lethal relationship with TRIM37 amplification or overexpression in solid tumors. Tumors rely on PLK4 for centriole biogenesis in S-phase of the cell cycle when TRIM37, an E3 ligase that reduces pericentriolar material, is high. Preclinical studies demonstrate that RP-1664 selectively inhibits PLK4 and drives potent synthetic lethality in TRIM37-high tumor models, both in vitro and in vivo. Elevated TRIM37 is a feature found across a range of solid tumors and in approximately 80% of high-grade neuroblastoma. RP-1664 is the only selective PLK4 inhibitor known to be in the clinic.

We reported comprehensive preclinical data for RP-1664 in November 2023, including deep tumor growth inhibition and regressions in multiple TRIM37-high solid tumor or neuroblastoma xenograft models. The preclinical in vivo animal model evaluations were performed both internally and in collaboration with Children’s Hospital of Philadelphia (CHOP). In February 2024, we dosed the first patient in the LIONS (PLK4 Inhibitor in Advanced Solid Tumors) clinical trial, a multicenter, open-label Phase 1 clinical trial to investigate safety, pharmacokinetics, pharmacodynamics, and the preliminary efficacy of RP-1664. After evaluating safety in adult patients with recurrent solid tumors in the LIONS clinical trial, we expect to move into a Phase 1/2 clinical trial in high risk, recurrent pediatric neuroblastoma, in which children have limited treatment options and high prevalence of TRIM37-altered tumors.

4.
RP-3467 is a potential best-in-class inhibitor of adenosinetriphosphatase (ATPase) activity on the helicase domain of DNA polymerase theta (Polθ). Polθ is a synthetic lethal target associated with homologous recombination deficiency (HRD) tumors, including those with BRCA1/2 mutations or other genomic alterations. Data suggest that RP-3467 works effectively and synergistically with therapies that result in double stranded DNA breaks, such as PARP inhibition, radioligand therapy (RLT) and multiple chemotherapies and antibody-drug conjugates (ADCs). Initial data suggest that Polθ inhibition may interfere with mechanisms central to the development of PARPi resistance, which could be relevant to currently marketed PARP 1/2 inhibitors and the emerging PARP1-selective inhibitors. We also reported comprehensive preclinical data for RP-3467 in November 2023, in which RP-3467 demonstrated complete, sustained regressions in combination with PARP inhibitors and compelling anti-tumor activity in combination with RLT and chemotherapy. We expect to initiate a Phase 1 trial of RP-3467 in the second half of 2024.

Liquidity Overview

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

As of December 31, 2023, we had cash and cash equivalents and marketable securities on hand of $223.6 million. In February 2024, we received the $40 million milestone payment from Roche that was earned upon dosing of the first patient with camonsertib in Roche’s TAPISTRY trial. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements into mid-2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Since inception, we have incurred significant operating losses. Our net losses were $93.8 million, and $29.0 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of $333.1 million.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio. Our net losses are also expected to be impacted as we hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the SEC requirements, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration and license agreements.

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

Macroeconomic Considerations and Other Global Uncertainties

Unfavorable conditions in the economy in the United States, Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including health pandemics, rising inflation, changes in interest rates and foreign currency exchange rates, banking crises or disruptions in access to bank deposits or lending commitments, natural disasters, supply chain disruptions and the Russia-Ukraine and Middle-East conflicts, have led to economic uncertainty globally and could impact our overall business operations. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

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

The following table presents revenue from collaboration agreements:

	December 31,
	2023	2022
	(in thousands)
Roche Collaboration and License Agreement	$14,545	$116,668
Bristol-Myers Squibb Collaboration and License Agreement	26,115	15,162
Ono Collaboration Agreement	10,473	—
Total revenue	$51,133	$131,830

Collaboration and License Agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd.

On June 1, 2022, we entered into a collaboration and license agreement (the Roche Agreement) with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, Roche) regarding the development and commercialization of our product candidate camonsertib (also known as RP-3500) and specified other ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) inhibitors, which we refer to as the Licensed Products. The transaction was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, which were met on July 13, 2022.

Under the Roche Agreement, we granted Roche a worldwide, perpetual, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products. Roche assumed all subsequent development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. We agreed to complete specified ongoing clinical trials in accordance with the development plan in the Roche Agreement, as well as ongoing investigator sponsored trials, or together, the Continuing Trials, at our expense. We also retained the right to conduct specified clinical trials of camonsertib in combination with our PKMYT1 compound (also known as lunresertib).

Under the terms of the Roche Agreement, we received an initial upfront payment of $125 million in July 2022, and were eligible to receive up to $1.172 billion in potential clinical, regulatory, commercial and sales milestones, of which a $40 million milestone was received in the first quarter of 2024 upon dosing of the first patient in the camonsertib-based arm of the Roche TAPISTRY trial, as well as royalties on global net sales ranging from high-single-digits to high-teens. The Roche Agreement also provided us with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval was received. If we would have chosen to exercise our co-development and profit share option, we would have continued to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.

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

In February 2023, we received an additional payment of $4.0 million negotiated with Roche for additional revisions to the clinical development plan. We further negotiated an additional payment of $4.0 million for revisions to the clinical development plan under the Roche Agreement, of which $2.1 million was recorded as collaboration revenue receivable at December 31, 2023. We determined that the scope and the price of the Roche Agreement had increased as a result of these additional changes and, thus, reflected a contract modification under ASC 606. The transaction price was updated for the additional consideration of $6.1 million in 2023, which has been allocated to the completion of the Continuing Trials performance obligation.

Performance obligation	Transaction price
(in thousands)
Combined licenses	$105,327
Completion of Continuing Trials	32,635
Transfer of clinical trial materials	2,714
Total transaction price	$140,676

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2022	$17,958
Increase in collaboration revenue receivable	6,050
Recognition as revenue, as the result of performance obligations satisfied	(14,545)
Balance as of December 31, 2023	$9,463
Classified as short-term	$7,733
Classified as long-term	1,730

We recognized $14.5 million as revenue for the year ended December 31, 2023 in recognition of research and development services performed towards the completion of the Continuing Trials under the Roche Agreement.

Adjustments to revenue previously recognized based on updated measures of progress related to the completion of the Continuing Trials have been recognized on a cumulative catch-up basis in the year ended December 31, 2023.

We recognized $116.7 million for the year ended December 31, 2022 as revenue associated with the Roche Agreement, of which $105.3 million related to the grant of the combined licenses, $2.7 million related to the clinical trial materials transferred, and $8.6 million related to the partial recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

As of December 31, 2023, there was $9.4 million (December 31, 2022 – $18.0 million) of deferred revenue related to the Roche Agreement, of which $7.7 million (December 31, 2022 – $15.3 million) was classified as current and $1.7 million (December 31, 2022 – $2.7 million) was classified as non-current in the consolidated balance sheet based on the period the services to complete the Continuing Trials were expected to be performed.

Subsequent to year-end, on February 7, 2024, we received written notice from Roche of their election to terminate the Roche collaboration agreement. The termination will become effective in May 2024, at which time we will regain global development and commercialization rights for camonsertib from Roche. Following May 7, 2024, and except as disclosed above, there is no other material relationship between us and Roche. As such, all deferred revenue related to the Roche Agreement is expected to be recognized in 2024.

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement (the BMS Agreement), with the Bristol-Myers Squibb Company (Bristol-Myers Squibb), pursuant to which we and Bristol-Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. We are providing Bristol-Myers Squibb access to a selected number of our existing screening campaigns and novel campaigns. We are responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol-Myers Squibb. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. In the event that Bristol-Myers Squibb elects to obtain an exclusive license for the subsequent development, manufacturing and commercialization of a program, Bristol-Myers Squibb will then be solely responsible for all such worldwide activities.

The BMS Agreement was subsequently amended in July, September and November 2020 to include additional campaigns to the list of existing campaigns from which Bristol-Myers Squibb may select campaigns under the BMS Agreement and to enable unblinding of a Bristol-Myers Squibb alliance manager in order to streamline the collaboration process. The BMS Agreement was also amended in May 2023 to extend review periods for specified targets.

As part of the BMS Agreement, Bristol-Myers Squibb paid us an initial upfront fee of $50.0 million and made an equity investment of $15.0 million in our company. We will also be eligible to receive up to $3.0 billion in total milestones across all potential programs. Such milestones consist of $301.0 million in total milestones per program subject upon the achievement of certain specified research, development, regulatory and commercial milestones.

The $50.0 million upfront payment was recorded as deferred revenue on our consolidated balance sheet and is expected to be partially recognized at the point in time when option licenses are exercised by Bristol-Myers Squibb, with the remainder being recognized on a proportional performance basis over the period of service for research services.

Performance obligation	Transaction price
(in thousands)
Research activities	$6,405
Options to license druggable targets	31,148
Options to license undruggable targets	12,447
Total transaction price	$50,000

Deferred revenue pertaining to the BMS Agreement	Research activities	Options to license druggable targets	Options to license undruggable targets	Total
	(in thousands)
Balance as of December 31, 2022	$2,448	$12,459	$12,447	$27,354
Increase in collaboration revenue receivable	—	1,250	—	1,250
Recognition as revenue, as the result of performance obligations satisfied	(2,448)	(13,709)	(9,958)	(26,115)
Balance as of December 31, 2023	$—	$—	$2,489	$2,489
Classified as short-term	$—	$—	$2,489	$2,489

We recognized $2.4 million and $2.7 million as revenue for the years ended December 31, 2023 and 2022, respectively, in recognition of deferred revenue for research activities performed under the BMS Agreement.

In fiscal 2023, Bristol-Myers Squibb exercised its option for a druggable target and also waived its rights to exercise an option for another druggable target. As a result, we recognized $12.7 million as revenue related to druggable targets for the year ended December 31, 2023, including the option fee payment of $0.25 million. In fiscal 2022, Bristol-Myers Squibb waived its rights to exercise options for druggable targets directed at two separate lesions. As a result, we recognized $12.5 million as revenue related to druggable targets for the year ended December 31, 2022.

In fiscal 2023, Bristol-Myers Squibb also triggered a $1.0 million further development election for a previously exercised druggable target. As such, we recognized $1.0 million for this specified research milestone as revenue for the year ended December 31, 2023 (2022 - nil).

We completed the discovery portion of the BMS Agreement in November 2023. With the completion of our performance obligations under the BMS Agreement in the fourth quarter of 2023, we recognized $10.0 million as revenue the for the year ended December 31, 2023 (2022 - nil) related to options to license undruggable targets as these options expired upon completion of the discovery portion of the BMS Agreement. As of December 31, 2023, Bristol Myers Squibb retains its right to exercise one option to an undruggable target which will expire in March 2024 if unexercised by then.

As of December 31, 2023, there was $2.5 million (December 31, 2022 - $27.4 million) of deferred revenue related to the BMS Agreement, of which $2.5 million (December 31, 2022 - $27.4 million) was classified as current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

Collaboration Agreement with Ono Pharmaceutical Company Ltd.

In January 2019, we entered into a research services, license and collaboration agreement (the Ono Agreement) with Ono Pharmaceutical Company Ltd. (Ono), pursuant to which we and Ono agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ ATPase inhibitor program. Pursuant to the terms of the agreement, we received initial upfront payments of approximately $8.1 million. These upfront payments were recorded as deferred revenue on our consolidated balance sheet as per our revenue recognition accounting policy and were to be recognized as revenue at the point in time when a product candidate was licensed to Ono pursuant to the terms of the agreement.

In October 2021 and December 2022, we achieved specified research triggers amounting to ¥100 million ($0.9 million) and ¥200 million ($1.5 million), respectively, as research service payments provided for in the Ono Agreement. The ¥200 million ($1.5 million) was included in the collaboration revenue receivable as of December 31, 2022 and was subsequently received in January 2023. These amounts were added to the transaction price as the consideration was no longer constrained.

In October 2021, we and Ono entered into an amendment to the Ono Agreement whereby the research term, as defined in the Ono Agreement, was extended by one year. In January 2023, we and Ono entered into a second amendment to the Ono Agreement whereby the Research Term, as defined in the Ono Agreement, was extended until July 31, 2023.

In June 2023, we and Ono determined not to further extend the term of the Ono Agreement. As a result, no product candidate will be licensed to Ono pursuant to the terms of the Ono Agreement. We recognized $10.5 million as revenue for the year ended December 31, 2023 (2022 - nil) with regards to the performance obligation under the Ono Agreement. In July 2023, Ono provided us with a formal notice to terminate the Ono Agreement without cause as defined in the Ono Agreement. As a result of this termination, all rights to the Polθ program have reverted back to us.

Deferred revenue pertaining to the Ono Agreement	Research activities
(in thousands)
Balance as of December 31, 2022	$10,473
Recognition as revenue, as the result of performance obligations satisfied	(10,473)
Balance as of December 31, 2023	$—

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates, partially offset by fully refundable Canadian research and development tax credits. We expense research and development costs as incurred, which include:

•
external research and development expenses incurred under agreements with contract research organizations (CROs), as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•
employee-related expenses, including salaries, bonuses, benefits, share-based compensation, and other related costs for those employees involved in research and development efforts;
•
costs related to manufacturing material for our preclinical studies and clinical trials, including fees paid to contract manufacturing organizations (CMOs);
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

The following table summarizes our research and development costs:

	Year Ended December 31,
	2023	2022
	(in thousands)
Discovery costs
Direct external costs	$7,717	$9,942
Laboratory supplies and research materials	3,881	4,072
Personnel related costs	11,710	10,965
Facilities related costs	1,523	1,536
Other costs	3,913	4,032
	28,744	30,547
Development
Direct external costs
Camonsertib program	23,420	25,434
Lunresertib program	29,848	25,241
RP-1664 program	6,337	-
RP-3467 and Polθ program	6,500	5,152
Personnel related costs	34,187	27,450
Facilities related costs	867	808
Other costs	5,154	5,868
	106,313	89,953
R&D tax credits	(1,464)	(1,434)
Total research and development costs	$133,593	$119,066

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the U.S. Food and Drug Administration (FDA), the European Medicines Agency (EMA), or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our ongoing and planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and directors’ and officers’ insurance costs as well as investor and public relations expenses, including with our transition from smaller reporting company status at the end of 2023.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	YEAR ENDED DECEMBER 31,
	2023	2022	CHANGE
	(in thousands)
Revenue:
Collaboration agreements	$51,133	$131,830	$(80,697)
Operating expenses:
Research and development, net of tax credits	133,593	119,066	14,527
General and administrative	33,764	32,560	1,204
Total operating expenses	167,357	151,626	15,731
Loss from operations	(116,224)	(19,796)	(96,428)
Other income (expense), net:
Realized and unrealized (loss) gain on foreign exchange	(170)	308	(478)
Interest income	13,334	5,631	7,703
Other expense, net	(119)	(43)	(76)
Total other income, net	13,045	5,896	7,149
Loss before income taxes	(103,179)	(13,900)	(89,279)
Income tax benefit (expense)	9,383	(15,147)	24,530
Net loss	$(93,796)	$(29,047)	$(64,749)

Revenue

Revenue was $51.1 million for the year ended December 31, 2023, compared to $131.8 million for year ended December 31, 2022. The decrease of $80.7 million was due to:

•
a $102.1 million decrease in revenue recognized under the Roche Agreement as a result of the $108.0 million in revenue recognized in 2022 pursuant to the satisfaction of our performance obligations for the issuance of the combined licenses and the clinical trial materials transferred, partially offset by higher deferred revenue recognized for the completion of Continuing Trials as the agreement became effective in July 2022;
•
a $10.9 million increase in revenue recognized under the BMS Agreement as a result of the deferred revenue recognized pursuant to the satisfaction of our performance obligation for options to license undruggable targets as these options expired upon completion of the discovery portion of the agreement; and
•
a $10.5 million increase in deferred revenue recognized under the Ono Agreement as a result of the termination of the Ono Agreement.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $133.6 million for the year ended December 31, 2023, compared to $119.1 million for the year ended December 31, 2022. The increase of $14.5 million in research and development expenses was primarily due to:

•
a $8.1 million increase in direct external costs as a result of a $12.3 million increase in costs with the advancement of clinical trials for lunresertib and IND-enabling studies for RP-1664 and Polθ, partially offset by a $2.0 million decrease in costs with the transition of the camonsertib program to Roche and a $2.2 million decrease in discovery related costs;
•
a $7.5 million increase in personnel-related costs, including a $3.2 million increase in share-based compensation; and

•
a $1.0 million decrease in other research and development costs, including lower laboratory supplies and research materials.

General and Administrative Expenses

General and administrative expenses were $33.8 million for the year ended December 31, 2023, compared to $32.6 million for the year ended December 31, 2022. The increase of $1.2 million in general and administrative expenses consisted of:

•
a $4.1 million increase in personnel related costs, including a $2.2 million increase in share-based compensation;
•
a $2.5 million decrease in our D&O insurance premium due to lower renewal premiums;
•
a $1.0 million decrease in professional fees associated with the Roche Agreement signed in 2022; and
•
a $0.6 million increase in other general and administrative expenses including IT and travel costs.

Other Income (Expense), Net

Other income, net was $13.0 million for the year ended December 31, 2023, compared to $5.9 million for the year ended December 31, 2022. The increase of $7.1 million in other income was primarily attributable to higher interest income due to higher sums invested in cash and cash equivalents and marketable securities as well as higher interest rates.

Income Tax (Expense) Benefit

Income tax benefit of $9.4 million for the year ended December 31, 2023 primarily due to taxable income in our U.S. subsidiary and utilization of federal and state research and development tax credit carry forwards offset by a favorable adjustment related to IRC Section 174 guidance issued in September 2023 prior to filing U.S. income tax returns for the prior period.

Income tax expense was $15.1 million for the year ended December 31, 2022, primarily due to the taxable income in our U.S. subsidiary and utilization of federal and state research and development tax credit carry forwards.

The increase of $24.5 million in the income tax benefit was primarily driven by a favorable adjustment in U.S income taxes related to IRC Section 174 guidance.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

In June 2020, we completed our IPO whereby we raised $232.0 million, net of underwriting commissions and offering expenses. In November 2021, we completed a follow-on offering whereby we raised $94.3 million, net of underwriting commissions and offering expenses. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also received initial upfront and additional payments of approximately $60.5 million in the aggregate from partnerships with Ono for our Polθ ATPase inhibitor program and Bristol-Myers Squibb for research and development of potential new product candidates for the treatment of cancer. In June 2022, we entered into a collaboration and license agreement with Roche for camonsertib and have earned a cumulative total of $182.6 million to date under the terms of the Roche Agreement, including an upfront payment of $125.0 million, a milestone payment of $40 million and additional reimbursements from Roche.

In August 2022, we entered into a Common Shares Sale Agreement (the Sales Agreement), with Cowen and Company, LLC. Under the Sales Agreement, we may sell up to $125.0 million in common shares. During the years ended December 31, 2023 and 2022, we did not issue or sell shares under the Sales Agreement.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved product candidates and we will continue to incur additional costs associated with operating as a public company, including with our transition from smaller reporting company status at the end of 2023. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct certain U.S.-based research and development expenditures in the current fiscal year and required taxpayers to amortize them over five years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (IRC). This provision increased our 2023 and 2022 cash payments of income taxes significantly as compared to 2021 in compliance with IRC Section 174. In September 2023, new interim guidance was issued by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of such expenses. An income tax receivable in the amount of $13.1 million as of December 31, 2023 reflects the overpayment of tax installments by our U.S. subsidiary (net of a $4.8 million refund received in October 2023). Any changes to tax legislation may materially affect our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of December 31, 2023, our cash and cash equivalents and marketable securities on hand was $223.6 million. In February 2024, we received the $40 million milestone payment from Roche that was earned upon dosing of the first patient with camonsertib in Roche’s TAPISTRY trial. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements into mid-2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our cash flows for each of the years presented:

	YEAR ENDED DECEMBER 31,
	2023	2022	CHANGE
	(in thousands)
Net cash (used in) provided by operating activities	$(127,158)	$322	$(127,480)
Net cash provided by (used in) investing activities	78,041	(175,778)	253,819
Net cash provided by financing activities	842	880	(38)
Effect of exchange rate fluctuations on cash held	22	(330)	352
Net Decrease In Cash And Cash Equivalents	$(48,253)	$(174,906)	$126,653

Operating Activities

Net cash used in operating activities was $127.2 million for the year ended December 31, 2023, reflecting a net loss of $93.8 million, a net decrease of $55.2 million in our net operating assets offset by a net change in non-cash charges of $21.8 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense and non-cash lease expense offset by the net accretion/amortization of marketable securities. The change in our net operating assets was primarily due to $43.8 million of deferred revenue being recognized with the satisfaction of performance obligations and $14.3 million income tax recovery, offset by an increase of $4.3 million in accounts payable and accrued expenses and other current liabilities.

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

The $127.5 million increase in cash used in operating activities for the year ended December 31, 2023 compared to December 31, 2022 is primarily due to the $134.6 million of payments received under the Roche Agreement in 2022.

Investing Activities

Net cash provided by investing activities was $78.0 million for the year ended December 31, 2023 and resulted primarily from proceeds from maturities of marketable securities offset by purchases of marketable securities.

Net cash used in investing activities was $175.8 million for the year ended December 31, 2022 and resulted primarily from purchases of marketable securities offset by proceeds from maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.8 million for the year ended December 31, 2023, consisting of net proceeds from the exercise of stock options and issuance of common shares under the ESPP.

Net cash provided by financing activities was $0.9 million for the year ended December 31, 2022, consisting of net proceeds from the exercise of stock options and issuance of common shares under the ESPP.

Material Cash Requirements

As of December 31, 2023, we anticipate the aggregate of our cash and cash equivalents and marketable securities will be sufficient to fund our contractual obligations, as well as cash requirements to support our ongoing operations and capital expenditures. Our contractual obligations as of December 31, 2023 primarily consist of:

Collaboration and Research Agreements

Collaboration and research agreement obligations primarily relate to a strategic collaboration agreement that we entered into with the University of Texas M. D. Anderson Cancer Center (MDACC) in March 2020. The collaboration consists of preclinical studies and clinical trials designed by us and MDACC with the research to be completed by MDACC. We have agreed to commit $10.0 million in the aggregate to fund the collaboration, with payments to be made over a period of five years, of which $7.7 million was paid as of December 31, 2023.

We also entered into an agreement with the Broad Institute, Inc. (Broad) in July 2022, under which Broad will perform specialty screening services at our request over the course of a three-year term in exchange for payments of $0.8 million per year, beginning in July 2022, totaling $2.3 million in the aggregate of which $1.5 million was paid as of December 31, 2023.

Operating Leases

We have certain lease agreements for office and laboratory space in Montréal, Quebec, and office space in Cambridge, Massachusetts, under which we are obligated to make lease payments of $3.5 million as of December 31, 2023.

Purchase and Other Obligations

In the normal course of business, we enter into contracts with CROs and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and provide for termination 30 to 90 days’ prior written notice, and therefore are cancellable contracts. The amount and timing of such payments are not known as of December 31, 2023.

We have further entered into license agreements under which we are obligated to make milestone and royalty payments and incur annual maintenance fees. The future milestone or royalty payment obligations under the agreement are contingent upon future events, such as achieving certain clinical and commercial milestones or generating product sales. As of December 31, 2023, we were unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales. Upon the expected initiation of a Phase 1 clinical trial of RP-3467 in the second half of 2024, a milestone payment of $0.1 million to New York University would be triggered under the terms of the NYU Agreement. See the section titled “License and Collaboration Agreements” elsewhere in this Annual Report as well as Note 8 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our license agreements.

Indemnification agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. To date, we have not incurred any material costs as a result of such indemnifications. We are not aware of any indemnification arrangements could have a material effect on our financial position, results of operations or cash flows, and we have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2023.

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

Revenue Recognition

In the year ended December 31, 2023, our revenue was generated from our Bristol-Myers Squibb collaboration agreement, the Ono collaboration agreement and the Roche collaboration and license agreement.

We recognize revenue in accordance with Financial Accounting Standards Board (FASB), Accounting Standards Codification (ASC), Topic 606, Revenue from Contracts with Customers (ASC 606). We enter into collaboration and license agreements, which are within the scope of ASC 606, to discover, develop, manufacture, and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (i) licenses to compounds directed to specific targets (referred to as “exclusive licenses”) and (ii) research and development activities to be performed on behalf of the collaboration partner related to the licensed targets. Payments to us under these agreements may include non-refundable license fees, customer option exercise fees, payments for research activities, reimbursement of certain costs, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

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

Research and Development Services – The obligations under our collaboration and license agreements generally include research and development services to be performed by us to benefit the collaboration partner. For performance obligations that include research and development services, we generally recognize revenue allocated to such performance obligations based on an appropriate measure of progress. We utilize judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure such as costs incurred. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The measure of progress, and thereby periods of which revenue should be recognized, are subject to estimates by management and may change over the course of the contract. Reimbursements from the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense. We have recognized revenue related to such research and development services from our Bristol-Myers Squibb collaboration agreement and our Roche collaboration and license agreement.

Customer Options – Our arrangements may provide a collaborator with the right to acquire additional goods or services in the future. Under these agreements, fees may be due to us (i) at the inception of the arrangement as an upfront fee or payment or (ii) upon the exercise of the customer option. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the inception of the arrangement. We allocate the transaction price to material rights based on the relative stand-alone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires. We have recognized revenue related to such customer options from our Bristol-Myers Squibb collaboration agreement.

Milestone Payments – At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to our efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, we generally allocate the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur.

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

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option, and our expected dividend yield. The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common share on that same date. Prior to our IPO, as there was no public market for our common shares, we determined the volatility for awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies blended with the historical volatility of our common shares. We expect to continue using such methodology until we have adequate historical data regarding the volatility of the trading price of our common shares on Nasdaq. The expected term of our options granted to employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. With the adoption of ASU 2018-07, we applied the nonpublic entity practical expedient for calculating the expected term of non-employee awards, using the midpoint between the vesting date and the contractual term, which is consistent with the method used for employee awards. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. We have not paid, and do not anticipate paying, cash dividends on our common shares; therefore, the expected dividend yield is assumed to be zero.

Recently Issued Accounting Pronouncements

See note 2 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of recently issued accounting pronouncements not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report until the filing of our first Quarterly Report on Form 10-Q in 2024.

Item 8. Financial Statements and Supplementary Data.

REPARE THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repare Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Repare Therapeutics Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued and Prepaid Research and Development Expenses

Description of the matter

As described in note 2 to the consolidated financial statements, the Company has entered into various research and development contracts with third parties and is required to record its accrued and prepaid research and development expenses resulting from these contracts at the end of each reporting period. When evaluating the adequacy of the accrued liabilities and prepaid expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. As of December 31, 2023, the Company has recorded $16.3 million of accrued research and development expenses and has also recorded total prepaid expenses of $4.7 million, which included amounts for prepayments of research and development expenses.

The Company’s determination of the amount of accrued or prepaid expenses at each reporting period requires significant judgment and estimates by management in certain circumstances, as estimates are based on management’s knowledge of the services provided by the third parties to date but not yet invoiced.

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

To test the accrued and prepaid research and development expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used by management to estimate the accrual or prepaid balance. To corroborate management’s estimates, we inspected a sample of contracts with third parties, obtained information regarding the progress of clinical trials from the Company’s research and development personnel that oversee the clinical trials and inspected a sample of data obtained from the third parties. We confirmed information directly with a sample of the third parties, such as the services provided and costs incurred, and the number of sites in the clinical trials. We also inspected subsequent invoices received from the third parties and cash disbursements made to these parties, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Montréal, Canada

February 28, 2024

Repare Therapeutics Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$111,268	$159,521
Marketable securities	112,359	184,420
Income tax receivable	10,813	—
Other current receivables	4,499	4,323
Prepaid expenses	4,749	5,715
Total current assets	243,688	353,979
Property and equipment, net	4,215	4,228
Operating lease right-of-use assets	3,326	5,371
Income tax receivable	2,276	—
Other assets	396	497
TOTAL ASSETS	$253,901	$364,075
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,400	$461
Accrued expenses and other current liabilities	24,057	21,645
Operating lease liabilities, current portion	2,400	2,171
Deferred revenue, current portion	10,222	53,102
Income tax payable	—	1,240
Total current liabilities	39,079	78,619
Operating lease liabilities, net of current portion	1,010	3,257
Deferred revenue, net of current portion	1,730	2,682
TOTAL LIABILITIES	41,819	84,558
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred shares, no par value per share; unlimited shares authorized as of December 31, 2023 and December 31, 2022, respectively; 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of December 31, 2023 and December 31, 2022; 42,176,041 and 42,036,193 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	483,350	482,032
Additional paid-in capital	61,813	37,226
Accumulated other comprehensive loss	28	(428)
Accumulated deficit	(333,109)	(239,313)
TOTAL SHAREHOLDERS’ EQUITY	212,082	279,517
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$253,901	$364,075

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue:
Collaboration agreements	$51,133	$131,830
Operating expenses:
Research and development, net of tax credits	133,593	119,066
General and administrative	33,764	32,560
Total operating expenses	167,357	151,626
Loss from operations	(116,224)	(19,796)
Other income (expense), net
Realized and unrealized (loss) gain on foreign exchange	(170)	308
Interest income	13,334	5,631
Other expense, net	(119)	(43)
Total other income, net	13,045	5,896
Loss before income taxes	(103,179)	(13,900)
Income tax benefit (expense)	9,383	(15,147)
Net loss	$(93,796)	$(29,047)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale marketable securities	456	(428)
Total other comprehensive income (loss)	$456	$(428)
Comprehensive loss	$(93,340)	$(29,475)
Net loss per share attributable to common shareholders—basic and diluted	$(2.23)	$(0.69)
Weighted-average common shares outstanding—basic and diluted	42,093,293	41,922,042

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands of U.S. dollars, except share data)

	Common Shares		Additional	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount	Paid-in Capital	Income	Deficit	Equity
Balance, January 1, 2022	41,850,162	$480,699	$17,988	$—	$(210,266)	$288,421
Exercise of vested stock options	148,116	708	(261)	—	—	447
Share-based compensation expense	—	—	19,691	—	—	19,691
Issuance of common shares under the 2020 Employee Share Purchase Plan	37,915	625	(192)	—	—	433
Other comprehensive loss	—	—	—	(428)	—	(428)
Net loss	—	—	—	—	(29,047)	(29,047)
Balance, December 31, 2022	42,036,193	$482,032	$37,226	$(428)	$(239,313)	$279,517
Exercise of vested stock options	64,240	241	(88)	—	—	153
Share-based compensation expense	—	—	25,063	—	—	25,063
Issuance of common shares under the 2020 Employee Share Purchase Plan	75,608	1,077	(388)	—	—	689
Other comprehensive gain	—	—	—	456	—	456
Net loss	—	—	—	—	(93,796)	(93,796)
Balance, December 31, 2023	42,176,041	$483,350	$61,813	$28	$(333,109)	$212,082

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net loss for the year	$(93,796)	$(29,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	25,063	19,691
Depreciation expense	1,951	1,978
Non-cash lease expense	2,194	2,206
Foreign exchange loss (gain)	78	(298)
Net accretion of marketable securities	(7,465)	(2,233)
Deferred tax asset	—	3,620
Changes in operating assets and liabilities:
Prepaid expenses	969	593
Other current receivables	(216)	(1,385)
Other non-current assets	101	89
Accounts payable	1,934	(1,348)
Accrued expenses and other current liabilities	2,412	3,020
Operating lease liabilities, current portion	151	615
Income taxes	(14,329)	717
Operating lease liabilities, net of current portion	(2,373)	(2,146)
Deferred revenue	(43,832)	4,250
Net cash (used in) provided by operating activities	(127,158)	322
Cash Flows From Investing Activities:
Purchase of property and equipment	(1,938)	(602)
Proceeds from maturities of marketable securities	259,000	81,400
Purchase of marketable securities	(179,021)	(256,576)
Net cash provided by (used in) investing activities	78,041	(175,778)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	153	447
Proceeds from issuance of common shares under the 2020 Employee Share Purchase Plan	689	433
Net cash provided by financing activities	842	880
Effect of exchange rate fluctuations on cash held	22	(330)
Net Decrease In Cash And Cash Equivalents	(48,253)	(174,906)
Cash and cash equivalents cash at beginning of year	159,521	334,427
Cash and cash equivalents at end of year	$111,268	$159,521
.
Supplemental Disclosure Of Cash Flow Information:
Cash interest received	$3,089	$1,966
Cash taxes paid, net	$4,945	$10,810
Right-of-use assets obtained in exchange for new operating lease liability	$149	$86

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

Since inception, the Company has incurred operating losses. As of December 31, 2023, the Company had an accumulated deficit of $333.1 million. The Company does not have any products approved for sale and has financed its operations primarily through equity financings and funding from its collaboration and license agreements. Based on its current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities on hand will be sufficient to fund its operating and capital expenditures for at least one year from the date of the issuance of these consolidated financial statements.

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

Smaller Reporting Company

Because the market value of our common shares held by non-affiliates was between $250 million and $700 million as of June 30, 2023 and our revenue for the year ended December 31, 2022 was more than $100 million, we will lose our status as a “smaller reporting company” and no longer be eligible to rely on the scaled disclosure exemptions available to smaller reporting companies starting with the filing of our first Quarterly Report in 2024.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued research and development expenses, share-based compensation, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks, amounts held in money market funds and commercial paper with original maturities less than 90 days.

Marketable Securities

The Company classifies marketable debt securities with a remaining maturity of greater than three months when purchased as available-for-sale. Marketable debt securities with a remaining maturity date greater than one year are classified as non-current where the Company has the intent and ability to hold these securities for at least the next 12 months.

The Company’s marketable securities consist of U.S. treasury securities, government-sponsored enterprises securities, and commercial paper with original maturities greater than 90 days. All of the Company’s marketable securities have a contractual maturity of one year or less. The Company considers its investment portfolio of U.S. treasury securities, government-sponsored enterprises securities, and commercial paper to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on observable inputs, other than quoted market prices. Unrealized gains and losses are reported in accumulated other comprehensive items in shareholders’ equity. Amortization and accretion of premiums and discounts are recorded in interest income (expense). Realized gains or losses on debt securities are included in other income (expense).

The Company reviews investments whenever the fair value of an investment is less than the amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In connection therewith, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors, considering the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss on the consolidated balance sheet, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that is not related to credit is recognized in other comprehensive loss. Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense in other income (expense), net within the consolidated statement of operations. Losses are charged against the allowance when the Company believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. Our investment portfolio comprises money market funds, U.S. treasury securities, government-sponsored enterprises securities, and commercial paper. Our investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

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

As of December 31, 2023 and 2022, the Company had no significant off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

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

The estimated fair values of the Company’s cash and cash equivalents, other current receivables, other assets, accounts payable, and accrued expenses and other current liabilities approximate their carrying values.

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

Accrued and Prepaid Research and Development Expenses

The Company has entered into various research and development contracts with research institutions, outside consultants, contract research organizations and clinical manufacturing organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf based on actual time and expenses incurred. The payments for these vendors are recorded as research and development expenses as incurred. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the research and development expense.

The Company records accrued liabilities and prepaid expenses for the estimated costs of research and development activities based upon the estimated services provided but not yet invoiced. When evaluating the adequacy of the accrued liabilities and prepaid expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. The Company accrues the expenses for its clinical trial activities performed by third-party vendors, including contract research organizations and clinical sites, based upon estimates of the proportion of work completed over the life of the individual clinical trial, activities performed by patient and patient enrollment rates in accordance with associated agreements. Significant judgements and estimates are made in determining the accrued and prepaid balances at the end of any reporting period. Actual results could differ from the Company’s estimates.

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

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of the Company’s common share on that same date. The fair value of each stock option grant or purchases under the Company’s 2020 Employee Share Purchase Plan (“ESPP”) is estimated on the date of grant using the Black-Scholes option-pricing model, which requires inputs based on certain subjective assumptions, including the expected share price volatility, the expected term of the option, the risk-free interest rate for a period that approximates the expected term of the option and the Company’s expected dividend yield. As there was no public market for its common shares prior to its IPO in June 2020, the Company determined the volatility for stock option awards granted based on an analysis of reported data for a group of guideline companies that issued options with substantially similar terms. The expected volatility has been determined using a weighted-average of the historical volatility measures of this group of guideline companies blended with the historical volatility of the Company’s common shares. The Company expects to continue to do so until such time as it has adequate historical data regarding the volatility of its own traded share price. For purchases under our ESPP, only the historical volatility of the Company’s common shares is used when developing an estimate of expected volatility. The expected term of the Company’s stock options granted to employees and non-employees has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. In connection with the adoption of ASU No. 2018-07, Compensation—Stock Compensation (“ASU No. 2018-07”), the Company calculated the expected term of non-employee awards using the midpoint between the vesting date and the contractual term, which is consistent with the method used for employee awards. For purchases under our ESPP, the expected term is based on the length of the offering period. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award, for time periods approximately equal to the expected term of the award. The Company has not paid, and does not anticipate paying, cash dividends on its common shares; therefore, the expected dividend yield is assumed to be zero.

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

Net Loss per Share

Basic net loss per share attributable to common shareholders is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding during the reporting period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares and potentially dilutive securities outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, options to purchase common shares, restricted share units and shares issuable under the ESPP considered to be potentially dilutive securities were excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive and therefore, basic and diluted net loss per share were the same for all reporting periods presented.

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

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB amended the guidance in ASU 280, Segment Reporting, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures currently required under ASC 280. The new guidance is effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of this amendment on its consolidated financial statements.

In December 2023, the FASB amended the guidance in ASU 740, Income Taxes, to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The new guidance is effective for public entities in fiscal years beginning after 15 December 2024. Early adoption is permitted. The Company is currently assessing the impact of this amendment on its consolidated financial statements.

3. Cash and Cash Equivalents and Marketable Securities

As of December 31, 2023 and 2022, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As at December 31, 2023
Cash and cash equivalents:
Cash	$44,462	$—	$—	$44,462
Money market funds	36,991	—	—	36,991
Commercial paper	29,811	4	—	29,815
Total cash and cash equivalents	$111,264	$4	$—	$111,268
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$22,434	$—	$(25)	$22,409
Commercial paper	89,901	60	(11)	89,950
Total marketable securities	$112,335	$60	$(36)	$112,359

As at December 31, 2022
Cash and cash equivalents:
Cash	$116,526	$—	$—	$116,526
Money market funds	42,995	—	—	42,995
Total cash and cash equivalents	$159,521	$—	$—	$159,521
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$184,848	$5	$(433)	$184,420
Total marketable securities	$184,848	$5	$(433)	$184,420

Interest receivable was $0.4 million and $0.4 million as of December 31, 2023 and 2022, respectively, and is included in other receivables.

The Company held available-for-sale marketable securities with an aggregate fair value of $58.6 million and $157.9 million that were in an unrealized loss position as of December 31, 2023 and 2022, respectively. These marketable securities have been in an unrealized loss position for less than twelve months. The unrealized losses as of December 31, 2023 were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the year ended December 31, 2023.

The Company recognized a $0.5 million net unrealized gain and $0.4 million net unrealized loss in other comprehensive income for the years ended December 31, 2023 and 2022, respectively.

The maturities of the Company’s marketable securities as of December 31, 2023 and 2022 are less than one year.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

Description	Financial Assets	Level 1	Level 2	Level 3
	(in thousands)
As at December 31, 2023
Assets
Cash and cash equivalents
Money market funds	$36,991	$36,991	$—	$—
Commercial paper	29,815	—	29,815	—
Total cash and cash equivalents	66,806	36,991	29,815	—
Marketable securities
U.S. Treasury and government-sponsored enterprises	22,409	—	22,409	—
Commercial paper	89,950	—	89,950	—
Total marketable securities	112,359	—	112,359	—
Total financial assets	$179,165	$36,991	$142,174	$—

As at December 31, 2022
Assets
Money market funds included in cash and cash equivalents	$42,995	$42,995	$—	$—
Marketable securities
U.S. Treasury and government-sponsored enterprises	184,420	—	184,420	—
Total financial assets	$227,415	$42,995	$184,420	$—

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

During the years ended December 31, 2023 and 2022, there were no transfers between fair value measure levels.

5. Other Current Receivables

Other current receivables as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Research and development tax credits receivable	$1,319	$1,280
Collaboration revenue receivable	2,050	1,525
Sales tax and other receivables	1,130	1,518
Total other current receivables	$4,499	$4,323

6. Property and Equipment, Net

Property and equipment, net as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Computer equipment	$473	$473
Office equipment	514	514
Laboratory equipment	7,985	6,075
Leasehold improvements	2,547	2,519
Total	11,519	9,581
Less: Accumulated depreciation	(7,304)	(5,353)
Property and equipment, net	$4,215	$4,228

Depreciation expense recognized was allocated as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Research and development	$1,835	$1,837
General and administration	116	141
Depreciation expense	$1,951	$1,978

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2023 and 2022 consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Accrued compensation and benefits	$6,981	$5,616
Accrued research and development expense	16,251	15,078
Accrued professional services	631	680
Other	194	271
Total accrued expenses and other current liabilities	$24,057	$21,645

8. License Agreements

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

Any potential future milestone or royalty payment amounts have not been accrued at December 31, 2023 and 2022 due to the uncertainty related to the successful achievement of these milestones.

9. Leases

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of December 31, 2023, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

In June 2017, and as further amended in 2021, the Company entered into a lease agreement for office and laboratory space in Montréal, Quebec, for a four-year term, ending in July 2021. In August 2021, the lease was extended through July 2025.

In November 2017, and as further amended throughout 2018, 2019, 2020, 2021 and 2022, the Company entered into a lease agreement for office and laboratory space located in Montréal, Québec, for a three-year term ending in October 2020, which was extended through December 2022. In January 2023, and as further amended in April 2023, the Company entered into a lease renewal agreement for a thirty-two month term, ending in August 2025.

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

The following tables contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Operating Leases
Lease Cost
Operating lease cost	$2,372	$2,456
Short-term lease cost	122	33
Variable lease cost	249	278
Total lease cost	$2,743	$2,767

	December 31,
	2023	2022
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows for operating leases	$2,405	$1,948
Right-of-use assets obtained in exchange for lease obligations	$149	$86
Weighted-average remaining lease term (in years)	1.46	2.43
Weighted-average discount rate	4.2%	4.0%

Variable lease costs for the years ended December 31, 2023 and 2022 include contingent rental usage, common area maintenance and other operating charges. As the Company’s leases do not provide an implicit rate, the Company utilized its incremental borrowing rate to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment.

Future minimum lease payments under the Company’s operating leases as of December 31, 2023 were as follows:

December 31, 2023
(in thousands)
Maturity of Lease Liabilities
2024	$2,490
2025	1,022
Total lease payments	$3,512
Less: interest	(102)
Total lease liabilities	$3,410

10. Shareholders’ Equity

Preferred Shares

Effective upon the closing of the IPO, the Company authorized for issue an unlimited number of preferred shares, issuable in series, having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights as the board of directors of the Company may determine, and such rights and privileges, including dividend and voting rights, may be superior to those of the common shares. No preferred shares were issued and outstanding as of December 31, 2023 and 2022.

Common Shares

The articles of continuance of the Company authorize an unlimited number of common shares, voting and participating, without par value.

Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote. The holders of common shares are entitled to receive dividends, as may be declared by the board of directors, if any. Through December 31, 2023, no cash dividends have been declared or paid.

In August 2022, the Company entered into a sale agreement (the “Sales Agreement”), with Cowen and Company, LLC. Under the Sales Agreement, the Company may sell up to $125.0 million in common shares. During the years ended December 31, 2023 and 2022, the Company did not issue or sell shares under the Sales Agreement.

11. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (“ESPP”). The number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of January 1, 2024, the number of common shares that may be issued under the ESPP is 1,833,186.

The ESPP enables eligible employees to purchase common shares of the Company at the end of each offering period at a price equal to 85% of the fair market value of the shares on the first business day or the last business day of the offering period, whichever is lower. Participation in the ESPP is voluntary. Eligible employees become participants in the ESPP by enrolling in the plan and authorizing payroll deductions. At the end of each offering period, accumulated payroll deductions are used to purchase the Company’s shares at the discounted price. The Company makes no contributions to the ESPP. A participant may withdraw from the ESPP or suspend contributions to the ESPP. If the participant elects to withdraw during an offering, all contributions are refunded as soon as administratively practicable. If a participant elects to withdraw or suspend contributions, they will not be able to re-enroll in the current offering but may elect to participate in future offerings. A participant may only purchase whole shares of the Company’s common shares in the ESPP. ESPP offering periods are offered on a rolling six-month basis.

For the years ended December 31, 2023 and 2022 the Company issued 75,608 and 37,915 common shares under the ESPP, respectively, at an average price per share of $9.11 and $11.43, respectively. Cash received from purchases under the ESPP for the years ended December 31, 2023 and 2022 was $0.7 million and $0.4 million, respectively. In February 2024, the Company issued 60,618 common shares under the ESPP at an average price per share of $5.91.

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value under the ESPP offering were as follows:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	5.29%	2.36%
Expected term (in years)	0.50	0.50
Expected volatility	58.38%	85.37%
Expected dividend yield	0.00%	0.00%

The weighted average grant date fair value of common shares offered and issued under the ESPP during the years ended December 31, 2023 and 2022 was $3.27 and $4.91, respectively.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of stock options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants including but not limited to stock options and restricted share units. The aggregate number of common shares reserved and available for issuance under the 2020 Plan has automatically increased on January 1 of each year beginning on January 1, 2021 and will continue to increase on January 1 of each year through and including January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of January 1, 2024, the number of common shares reserved for issuance under the 2020 Plan is 12,132,580.

The exercise price per share of stock option must be at least equal to the fair value of the common shares on the date of grant, as determined by the Company’s compensation committee or the Company’s board of directors. Stock options awarded under the 2020 Plan expire 10 years after the grant. Unless otherwise stated in a stock option agreement, options generally have vesting conditions of 25% of the shares subject to an option grant typically vesting upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary.

Inducement Grant

In May 2023, the compensation committee of the Company’s board of directors approved the grant of an inducement award to a newly hired member of the senior leadership team. The equity award, which was granted outside of the 2020 Plan, was an inducement material to such executive entering into employment with the Company, in accordance with Nasdaq Listing Rule 5635(c)(4). The stock option award to purchase an aggregate of 240,000 of the Company’s common shares has a ten-year term and an exercise price of $9.83 per share. The award has terms and conditions consistent with those set forth under the 2020 Plan and vests under the similar vesting schedules as stock option awards granted under the 2020 Plan. The inducement grant is included in the stock options table below.

Stock Options

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	3.73%	2.17%
Expected term (in years)	6.01	5.99
Expected volatility	81.50%	78.95%
Expected dividend yield	0.00%	0.00%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2023 and 2022 was $8.18 and $9.54, respectively.

The following table summarizes the Company’s stock options activity:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Intrinsic value (in thousands)
Outstanding, January 1, 2023	8,032,902	$14.38	7.90	$37,250
Granted	2,371,540	$11.55
Exercised	(64,240)	$2.37
Forfeited	(242,431)	$15.20
Outstanding, December 31, 2023	10,097,771	$13.77	7.41	$13,502

Options exercisable, December 31, 2023	5,960,917	$13.00	6.62	$13,000
Options unvested, December 31, 2023	4,136,854	$14.88	8.57	$502

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those stock options that had an exercise price lower than the fair value of the Company’s common shares.

The aggregate intrinsic value of options exercised during the years ended December 31, 2023 and 2022 was $0.5 million and $1.7 million, respectively.

The total fair value of options vested during the years ended December 31, 2023 and 2022 was $24.4 million and $20.1 million, respectively.

During the year ended December 31, 2023, an aggregate of 64,240 options were exercised at a weighted-average exercise price of $2.37 per share, for aggregate proceeds of $0.2 million. As a result, an amount of $0.1 million previously included in additional paid-in-capital related to the exercised options has been credited to common shares and deducted from additional paid-in-capital.

Restricted Share Units

The following table summarizes the Company’s restricted share unit activity:

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Intrinsic value (in thousands)
Outstanding, January 1, 2023	—	$—	—	$—
Awarded	626,260	$12.42
Vested and released	—	$—
Forfeited	(22,575)	$12.42
Outstanding, December 31, 2023	603,685	$12.42	2.09	$4,407

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common shares on that same date.

Share-Based Compensation

Share-based compensation expense for all awards was allocated as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Research and development	$13,239	$10,020
General and administrative	11,824	9,671
Total share-based compensation expense	$25,063	$19,691

Share-based compensation expense by type of award was as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Stock options	$22,422	$19,400
Restricted share units	2,298	—
ESPP	343	291
Total share-based compensation expense	$25,063	$19,691

As of December 31, 2023, there was $37.5 million and $5.2 million of unrecognized share-based compensation expense to be recognized over a weighted-average remaining vesting period of 1.4 years and 2.1 years related to unvested stock options and unvested restricted share units, respectively.

12. Employee Savings Plan

The Company offers its employees in the United States the ability to participate in a 401(k) savings plan and offers its employees in Canada the ability to participate in a registered retirement savings plan. The Company makes non-matching employer contributions into both of these plans on behalf of participants equal to 3% of their base salary. The Company has recorded an expense of $0.9 million and $0.8 million in matching contributions for the years ended December 31, 2023 and 2022.

13. Collaborations

The following table presents revenue from collaboration agreements:

	December 31,
	2023	2022
	(in thousands)
Roche Collaboration and License Agreement	$14,545	$116,668
Bristol-Myers Squibb Collaboration and License Agreement	26,115	15,162
Ono Collaboration Agreement	10,473	—
Total revenue	$51,133	$131,830

Roche Collaboration and License Agreement

In June 2022, the Company entered into a collaboration and license agreement (the “Roche Agreement”) with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, “Roche”) regarding the development and commercialization of the Company’s product candidate camonsertib (also known as RP-3500) and specified other Ataxia-Telangiectasia and Rad3-related protein kinase (“ATR”) inhibitors (the “Licensed Products”). The transaction was subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions, which were met on July 13, 2022 (“Effective Date”). Pursuant to the Roche Agreement, the Company granted Roche a worldwide, perpetual, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products, as well as a non-exclusive, sublicensable license to certain related companion diagnostics. The Company agreed to complete specified ongoing clinical trials in accordance with the development plan in the Roche Agreement, as well as ongoing investigator sponsored trials (together, the “Continuing Trials”) at the Company’s expense. Roche assumed all subsequent development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. The Company retained the right to conduct specified clinical trials (the “Repare Trials”) of camonsertib in combination with the Company’s PKMYT1 compound (also known as lunresertib). The Roche Agreement also provided the Company, at its sole discretion, with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval is received. If the Company would have chosen to exercise its co-development and profit share option, it would continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.

The Roche Agreement was subsequently amended in October 2022 to extend the timeline to negotiate in good faith the parties’ rights and obligations with respect to the Repare Trials, as defined in the Roche Agreement, and to clarify indications included in the development plan that were subject to milestones.

Under the terms of the Roche Agreement, the Company received an upfront, nonrefundable payment of $125.0 million in July 2022. The Company also received an additional payment of $4.0 million negotiated with Roche for revisions to the clinical development plan under the Roche Agreement as agreed to by the parties at the time of the Effective Date. The Company further received $5.6 million for the transfer of clinical trial material on hand to Roche, as agreed to pursuant to the Roche Agreement. In addition, in February 2023, the Company became entitled to receive an additional payment of $4.0 million, negotiated with Roche for additional revisions to the clinical development plan under the Roche Agreement, which was received in April 2023. The Company negotiated an additional payment of $4.0 million for revisions to the clinical development plan under the Roche Agreement, of which $2.1 million was recorded as a receivable at December 31, 2023. The Company was eligible to receive up to $1.172 billion in potential clinical, regulatory, commercial and sales milestones, of which a $40 million milestone was earned in January 2024 upon dosing of the first patient in the camonsertib-based arm of the Roche TAPISTRY trial, as well as royalties on global net sales ranging from high-single-digits to high-teens, subject to certain specified reductions. Royalties were payable by Roche on a product by product and country by country basis until the later of 12 years following the first commercial sale of a licensed product in such country or the expiration of certain exclusivity rights.

The Roche Agreement would have expired upon the last to expire royalty term or, as applicable, the end of the U.S. co-development and profit share arrangement. Additionally, Roche could terminate the agreement for convenience in its entirety or on a product by product or country by country basis subject to certain notice periods. Either party could terminate earlier upon the other party’s uncured material breach of the agreement or insolvency. Subject to the terms of the Roche Agreement, effective upon termination of the Roche Agreement, the Company is entitled to retain specified licenses to be able to continue to exploit the Licensed Products.

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

In February 2023, the Company received a further payment of $4.0 million negotiated with Roche for additional revisions to the clinical development plan. The Company negotiated an additional payment of $4.0 million for revisions to the clinical development plan under the Roche Agreement, of which $2.1 million was recorded as a receivable at December 31, 2023. The Company determined that the scope and the price of the contract had increased as a result of these additional changes and thus reflected a contract modification under ASC 606. The additional services were assessed to be not distinct from the ongoing performance obligation related to the completion of the Continuing Trials but distinct from the other performance obligations. No adjustment was therefore made to the two previously completed performance obligations, being the combined licenses and the transfer of clinical trial materials. The transaction price was updated for the additional consideration of $6.1 million in 2023, which has been allocated to the completion of the Continuing Trials performance obligation.

Based on the relative stand-alone selling price, the allocation of the transaction price to the separate performance obligations is as follows:

Performance obligation	Transaction price
(in thousands)
Combined licenses	$105,327
Completion of Continuing Trials	32,635
Transfer of clinical trial materials	2,714
Total transaction price	$140,676

Revenue associated with the combined licenses was recognized at a point in time upon the transfer of the licenses to Roche on the effective date of the Roche Agreement as the Company concluded that the combined licenses were a functional intellectual property license that Roche could benefit from as of the time of grant. Revenue associated with the transfer of clinical trial materials was recognized at a point in time upon delivery of the clinical trial materials to Roche in the year ended December 31, 2022. Revenue associated with the completion of the Continuing Trials has been deferred and will be recognized on a proportional performance basis over the period of time to complete the Continuing Trials, using input-based measurements of total costs of research and development incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2022	$17,958
Increase in collaboration revenue receivable	6,050
Recognition as revenue, as the result of performance obligations satisfied	(14,545)
Balance as of December 31, 2023	$9,463
Classified as short-term	$7,733
Classified as long-term	1,730

The Company recognized $14.5 million as revenue for the year ended December 31, 2023 in recognition of research and development services performed towards the completion of the Continuing Trials under the Roche Agreement. Adjustments to revenue previously recognized based on updated measures of progress related to the completion of the Continuing Trials have been recognized on a cumulative catch-up basis in the year ended December 31, 2023.

The Company recognized $116.7 million for the year ended December 31, 2022 as revenue associated with the Roche Agreement, of which $105.3 million related to the grant of the combined licenses, $2.7 million related to the clinical trial materials transferred, and $8.6 million related to the partial recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

As of December 31, 2023, there was $9.4 million (December 31, 2022 – $18.0 million) of deferred revenue related to the Roche Agreement, of which $7.7 million (December 31, 2022 – $15.3 million) was classified as current and $1.7 million (December 31, 2022 – $2.7 million) was classified as non-current in the consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed.

Subsequent to year-end, on February 7, 2024, the Company received written notice from Roche of their election to terminate the Roche collaboration agreement. The termination will become effective in May 2024, at which time the Company will regain global development and commercialization rights for camonsertib from Roche. Following May 7, 2024, and except as disclosed above, there is no other material relationship between the Company and Roche. As such, all deferred revenue related to the Roche Agreement is expected to be recognized in 2024.

Bristol-Myers Squibb

In May 2020, the Company entered into a collaboration and license agreement (the “BMS Agreement”) with Bristol-Myers Squibb Company (Bristol-Myers Squibb), pursuant to which the Company and Bristol-Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. The Company is providing Bristol-Myers Squibb access to a selected number of its existing screening campaigns and novel campaigns. The Company is responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol-Myers Squibb, in accordance with a mutually agreed upon research plan and will be solely responsible for such costs. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. Upon Bristol-Myers Squibb’s election to exercise its option to obtain exclusive worldwide licenses for the subsequent development, manufacturing and commercialization of a program, Bristol-Myers Squibb will then be solely responsible for all such worldwide activities and costs.

The BMS Agreement was subsequently amended in July, September and November 2020 to include additional campaigns to the list of existing campaigns from which Bristol-Myers Squibb may select campaigns under the agreement and to enable unblinding of a Bristol-Myers Squibb alliance manager in order to streamline the collaboration and selection process.

The collaboration term expired in November 2023, being 42 months after the effective date of the BMS Agreement. The BMS Agreement will expire, assuming that Bristol-Myers Squibb has exercised at least one option for a program, on a licensed product-by-licensed product and country-by-country basis on expiration of the applicable royalty term and in its entirety upon expiration of the last royalty term. Either party may terminate earlier upon an uncured material breach of the agreement by the other party, or the insolvency of the other party. Additionally, Bristol-Myers Squibb may terminate the BMS Agreement for any or no reason on a program-by-program basis upon specified written notice.

Under the terms of the BMS Agreement, Bristol-Myers Squibb paid the Company an initial nonrefundable upfront fee payment of $50.0 million in June 2020. The Company is entitled to receive, on a program-by-program basis, option exercise fees ranging in the low six figures depending on the nature of the applicable program. Bristol-Myers Squibb also has the right to retain rights to certain back-up programs in exchange for a one-time payment in the low eight figures per program. The Company is also entitled to receive up to $301.0 million in total milestones on a program-by-program basis, consisting of $176.0 million in the aggregate for certain specified research, development and regulatory milestones and $125.0 million in the aggregate for certain specified commercial milestones. The Company is further entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions. Royalties are payable by Bristol-Myers Squibb on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country.

On a program-by-program basis, prior to the earlier of such program ceasing to be included under the BMS Agreement and expiration of the last to expire royalty term for such program, the Company, alone and with third parties, is prohibited from researching, developing, manufacturing and commercializing products that are directed to the applicable target for such program.

The Company has provided Bristol-Myers Squibb with certain, limited rights to first negotiation if the Company determines to divest, license or collaborate with others regarding certain existing programs, including in the event that the Company receives an unsolicited offer to do so. The right of first negotiation expressly excludes any potential change of control transaction, as defined in the agreement.

The Company assessed the BMS Agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that Bristol-Myers Squibb is a customer based on the agreement structure. At inception, the Company identified several performance obligations under the BMS Agreement, being (i) research activities for each campaign over the collaboration term, as well as (ii) a selected number of material rights associated with options to obtain exclusive development, manufacturing, and commercial licenses to targets identified. The Company determined that the options to obtain the exclusive development, manufacturing and commercialization licenses were material rights under ASC 606 because there are minimal amounts to be paid to the Company upon exercise of such options.

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

The Company has allocated the transaction price of $50.0 million to each performance obligation based on the relative stand-alone selling price of each performance obligation at inception, which was determined based on each performance obligation’s estimated stand-alone selling price. The Company has determined the estimated stand-alone selling price at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan. The Company determined the estimated stand-alone selling price at contract inception of the material rights associated with options to obtain exclusive licenses to druggable targets and undruggable targets based on the fees Bristol-Myers Squibb would pay to exercise these options, the probability-weighted value of expected future cash flows associated with each license related to each target and the probability that these options would be exercised by Bristol-Myers Squibb. In developing such estimates, the Company also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product candidate pursuant to the associated license. Based on the relative stand-alone selling price, the allocation of the transaction price to the separate performance obligations was as follows:

Performance obligation	Transaction price
(in thousands)
Research activities	$6,405
Options to license druggable targets	31,148
Options to license undruggable targets	12,447
Total transaction price	$50,000

Revenue associated with the options has been deferred and will be recognized at the point in time when options to license are exercised by Bristol-Myers Squibb or upon expiry of such options. Revenue associated with the research activities has been deferred and will be recognized on a proportional performance basis over the period of service for research activities, being the collaboration term, using input-based measurements of total costs of research incurred to estimated proportion performed. Progress towards completion is remeasured at the end of each reporting period.

Deferred revenue pertaining to the BMS Agreement	Research activities	Options to license druggable targets	Options to license undruggable targets	Total
	(in thousands)
Balance as of December 31, 2022	$2,448	$12,459	$12,447	$27,354
Increase in collaboration revenue receivable	—	1,250	—	1,250
Recognition as revenue, as the result of performance obligations satisfied	(2,448)	(13,709)	(9,958)	(26,115)
Balance as of December 31, 2023	$—	$—	$2,489	$2,489
Classified as short-term	$—	$—	$2,489	$2,489

The Company recognized $2.4 million and $2.7 million as revenue for the years ended December 31, 2023 and 2022, respectively, in recognition of deferred revenue for research activities performed under the BMS Agreement.

In fiscal 2023, Bristol-Myers Squibb exercised its option for a druggable target and also waived its rights to exercise an option for another druggable target. As a result, the Company recognized $12.7 million as revenue related to druggable targets for the year ended December 31, 2023, including the option fee payment of $0.25 million. In fiscal 2022, Bristol-Myers Squibb waived its rights to exercise options for druggable targets directed at two separate lesions. As a result, the Company recognized $12.5 million as revenue related to druggable targets for the year ended December 31, 2022.

In fiscal 2023, Bristol-Myers Squibb also triggered a $1.0 million further development election for a previously exercised druggable target. As such, the Company recognized $1.0 million for this specified research milestone as revenue for the year ended December 31, 2023 (2022 - nil).

The Company completed the discovery portion of the BMS Agreement in November 2023. With the completion of its performance obligations under the BMS Agreement in the fourth quarter of 2023, the Company recognized $10.0 million as revenue for the year ended December 31, 2023 related to options to license undruggable targets (2022 - nil) as these options expired upon completion of the discovery portion of the BMS Agreement. As of December 31, 2023, Bristol Myers Squibb retains its right to exercise one option to an undruggable target which will expire in March 2024 if unexercised by then.

As of December 31, 2023, there was $2.5 million (December 31, 2022 - $27.4 million) of deferred revenue related to the BMS Agreement, of which $2.5 million (December 31, 2022 - $27.4 million) was classified as current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

Ono

In January 2019, the Company entered into a research services, license and collaboration agreement (the “Ono Agreement”) with Ono Pharmaceutical Company, Ltd. (“Ono”), pursuant to which the Company and Ono agreed to collaborate in the research of potential product candidates targeting Polθ and the development of the Company’s small molecule Polθ ATPase inhibitor program. The Company was primarily responsible for carrying out research activities to identify a product candidate, to be licensed to Ono, in accordance with a mutually agreed upon research plan during a research term that will end upon the earlier of the date of the first submission of an Investigational New Drug application (“IND”) in the United States or Japan, or the end of the research term. In the event that Ono elected to collaborate on the subsequent development and commercialization of the proposed product candidate, Ono would then have been responsible for such activities in Japan, South Korea, Taiwan, Hong-Kong, Macau and the Association of Southeast Asian Nations (collectively, the “Ono territory”), and the Company would have been responsible for all such activities in the rest of the world outside the Ono territory, including the United States, Canada and European Union. In such instance, Ono would have been responsible for a specified percentage of research and developments costs for the IND-enabling studies of the selected product candidate.

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

The Company determined that the transaction price at the onset of the arrangement is the total upfront payments received in the aggregate amount of $8.1 million which was recorded as deferred revenue. The future milestone payments represent variable consideration that is fully constrained at inception of the arrangement as the achievement of the milestone events are highly uncertain. In October 2021 and December 2022, the Company achieved specified research triggers amounting to ¥100 million ($0.9 million) and ¥200 million ($1.5 million), respectively, as research service payments provided for in the Ono Agreement. The ¥200 million ($1.5 million) is included in the collaboration revenue receivable at December 31, 2022 and was subsequently received in January 2023. These amounts have been added to the transaction price as the consideration was no longer constrained.

Deferred revenue pertaining to the Ono Agreement	Research activities
(in thousands)
Balance as of December 31, 2022	$10,473
Recognition as revenue, as the result of performance obligations satisfied	(10,473)
Balance as of December 31, 2023	$—

In June 2023, the Company and Ono determined not to further extend the Term of the Ono Agreement. As a result, no product candidate will be licensed to Ono pursuant to the terms of agreement. The Company recognized $10.5 million as revenue for the year ended December 31, 2023, respectively (nil for the year ended December 31, 2022) with regards to the performance obligation under the Ono Agreement. In July 2023, Ono provided the Company with a formal notice to terminate the Ono Agreement without cause as defined in the Ono Agreement. As a result of this termination, all rights to the Polθ program have reverted to the Company.

14. Income Taxes

Loss before the provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022
	(in thousands)
Canada	$(108,362)	$(17,550)
Foreign	5,183	3,650
Loss before provision for income taxes	$(103,179)	$(13,900)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Current income tax provision - foreign	$(9,383)	$11,527
Deferred income tax benefit - foreign	—	3,620
Total provision for income taxes	$(9,383)	$15,147

A reconciliation between tax expense and the product of accounting income multiplied by the statutory income tax rate is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Loss before income taxes	$(103,179)	$(13,900)
Income tax at statutory rate	26.5%	26.5%
Computed income tax recovery	(27,342)	(3,684)
Effect on income tax resulting from:
Federal investment tax credit	(6,648)	(4,899)
Accounting charges not deductible for tax purposes	5,132	679
Capital gain income	—	(13,956)
Equity compensation	4,292	3,492
State taxes	643	(777)
Other	26	(142)
Change in valuation allowance	14,514	34,434
Tax (benefit) expense	$(9,383)	$15,147

The Company’s applicable statutory tax rate is the Canadian combined rate applicable in the jurisdictions in which the Company operates.

Income tax receivable in the amount of $13.1 million as of December 31, 2023 reflects the overpayment of tax installments by the Company’s U.S. subsidiary, which resulted from its compliance with the requirement to capitalize and amortize certain specified research and experimental expenditures subject to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”) (as per the Tax Cuts and Jobs Act of 2017), prior to the issuance of interim guidance on September 8, 2023 by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of certain expenses that would otherwise be treated as specified research and experimental expenditures. The current portion of the income tax receivable is approximately $10.8 million, which primarily consists of an overpayment of tax installments by the Company’s U.S. subsidiary for the 2022 fiscal year, and the long-term portion is approximately $2.3 million.

As of December 31, 2023, the Company had tax losses of approximately $263.8 million, which are available to offset future taxable income in Canada. The Company has not recognized the tax benefit of these losses. These losses expire as follows:

(in thousands)
2043	$115,959
2042	34,571
2041	93,833
2040	—
2039	11,394
2038	7,111
2037	883
Total	$263,751

As of December 31, 2023, the Company had Scientific Research and Experimental Development (“SR&ED”) expenditures of approximately $70.7 million for Canadian federal and Québec purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carryforward period. SR&ED expenditures are subject to verification by the tax authorities and, accordingly, the amounts may vary.

As of December 31, 2023, the Company had non-refundable Canadian federal investment tax credits of approximately $11.7 million, which may be utilized to reduce Canadian federal income taxes payable. The Company has not recognized the tax benefits related to the non-refundable investment tax credits. The investment tax credits expire as follows:

(in thousands)
2043	$2,649
2042	2,433
2041	2,253
2040	1,702
2039	1,362
2038	776
2037	455
2036	24
Total	$11,654

The Company’s deferred tax assets as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
	(in thousands)
Net operating loss carryforwards	$69,894	$42,003
Net research and development expenditures	18,724	14,468
Share issuance costs	1,200	2,369
Net federal investment tax credits	8,567	6,589
U.S. research and development tax credits	4,565	—
Tax basis of property and equipment in excess of carrying values	39	(376)
Operating lease right-of-use assets	(883)	(1,429)
Operating lease liability	906	1,445
Accrued expense and other liabilities	1,134	785
Deferred revenue	3,167	14,783
Share-based compensation	4,240	2,492
R&D costs capitalized	—	13,911
Total deferred tax assets	111,553	97,040
Valuation allowance	(111,553)	(97,040)
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefit of its net deferred tax assets, and as a result, a valuation allowance of $111.6 million and $97.0 million has been established at December 31, 2023 and December 31, 2022, respectively.

The Company has incurred net operating losses in Canada since inception and the Company’s U.S. subsidiary operated profitably in the United States since its inception. As of December 31, 2023, the Company had U.S. federal and state research and development tax credit carry forwards of $4.6 million.

The Company files income tax returns in Canada and in the United States. In the normal course of business, the Company could be subject to examination by federal and provincial or state jurisdictions, where applicable. There are currently no pending tax examinations. The Company may be subject to tax examination for fiscal years 2017 to 2023 due to unexpired statute of limitation periods.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2023 and 2022, no uncertain tax positions have been recorded in the consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2023 and 2022, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

15. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Year Ended December 31,
	2023	2022
	(in thousands, except share and per share data)
Numerator:
Net loss	$(93,796)	$(29,047)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	42,093,293	41,922,042
Net loss per share—basic and diluted	$(2.23)	$(0.69)

The Company’s potentially dilutive securities, which include options to purchase common shares, restricted share units, and shares issuable under the ESPP, have been excluded from the computation of diluted net loss per share attributable to common shareholders as the effect would be to reduce the net loss per share attributable to common shareholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common shareholders is the same.

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2023	2022
Options to purchase common shares	10,097,771	8,032,902
Restricted share units	603,685	—
Estimated shares issuable under the ESPP	55,327	47,216

16. Government Assistance

The Company incurred research and development expenditures which are eligible for refundable investment tax credits. The refundable investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures in the amounts of $1.5 million, and $1.4 million for the years ended December 31, 2023 and 2022, respectively.

17. Commitments and Contingencies

The following table summarizes the Company’s commitments to settle contractual obligations at December 31, 2023, other than leases which are recognized as operating lease liabilities in the consolidated balance sheet.

Year Ending December 31,
(in thousands)
2024	$3,107
2025	33
2026	57
2027	33
2028	41
Following years	173
Total	$3,444

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Collaboration and Research Agreements

Collaboration and research agreement obligations primarily relate to a strategic collaboration agreement that was entered into with the University of Texas M. D. Anderson Cancer Center (“MDACC”) in March 2020. The collaboration consists of preclinical studies and clinical trials designed by the Company and MDACC with the research to be completed by MDACC. The Company has agreed to commit $10.0 million in funding for various studies over a period of five years, of which $7.7 million was paid as of December 31, 2023.

The Company entered into an agreement with the Broad Institute, Inc. (“Broad”), in July 2022, under which Broad will perform specialty screening services at the Company’s request over the course of a three-year term in exchange for payments of $0.8 million per year, beginning in July 2022, totaling $2.3 million in the aggregate, of which $1.5 million was paid as of December 31, 2023.

Purchase and Other Obligations

In the normal course of business, the Company enters into contracts with Contract Research Organizations (“CROs”) and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and provide for termination on 30 to 90 days’ prior written notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2023.

The Company has further entered into license agreements under which it is obligated to make milestone and royalty payments and incur annual maintenance fees. The future milestone or royalty payments under these agreements have not been included in the table above since the payment obligations are contingent upon future events, such as achieving certain clinical and commercial milestones or generating product sales. As of December 31, 2023, the Company is unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales (see Note 8).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in these consolidated financial statements as at December 31, 2023.

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

The Company is exposed to currency risk through its cash, other current receivables, accounts payable, accrued expenses and other current liabilities, as well as right-of-use lease liabilities denominated in Canadian dollars as follows:

	December 31,
	2023	2022
	(in thousands)
Cash	$3,120	$1,904
Other current receivables	743	851
Accounts payable	(290)	(324)
Accrued expenses and other current liabilities	(4,310)	(4,095)
Lease liabilities	(2,971)	(4,392)
Net financial position exposure	$(3,708)	$(6,056)

Based on the above net exposure at December 31, 2023, and assuming that all other variables remain constant, a 10% depreciation of the U.S. dollar against the Canadian dollar would result in an increase of $0.3 million in the Company’s net loss for the year ended December 31, 2023.

19. Geographic Information

The Company’s property and equipment, net by location was as follows:

	December 31,
	2023	2022
	(in thousands)
Canada	$3,469	$2,888
United States	746	1,340
Total property and equipment, net	$4,215	$4,228

The Company’s right-of-use assets by location were as follows:

	December 31,
	2023	2022
	(in thousands)
Canada	$2,376	$3,578
United States	950	1,793
Total right-of-use assets, net	$3,326	$5,371

For the year ended December 31, 2023 the Canadian parent company recognized revenue under its collaboration agreements of $26.1 million (2022 - $15.2 million) with Bristol-Myers Squibb, whose headquarters are located in the United States; $14.5 million (2022 - $116.7 million) with Roche, whose headquarters are located in Switzerland; and $10.5 million (2022 - nil) with Ono, whose headquarters are located in Japan.

20. Subsequent Events

a) Debiopharm collaboration agreement

In January 2024, the Company announced that it had entered into a clinical study and collaboration agreement with Debiopharm, a privately-owned, Swiss-based biopharmaceutical company, with the aim to explore the synergy between lunresertib and Debio 0123, a potential best-in-class, brain-penetrant and highly selective WEE1 inhibitor. The Company and Debiopharm will collaborate on the design of the trial for the development of the combination, with the Company sponsoring the global study as a new arm in its ongoing MYTHIC trial, and will share all costs equally. The Company and Debiopharm will each supply their respective drugs, and each retain all commercial rights to their respective compounds, including as monotherapy or as combination therapies.

b) Roche Agreement

In February 2024, the Company received a $40 million milestone payment from Roche that was earned upon dosing of the first patient with camonsertib in Roche’s Phase 2 TAPISTRY trial in January 2024.

On February 7, 2024, the Company received written notice from Roche of their election to terminate the Roche Agreement following a review of Roche’s pipeline and evolving external factors. The termination will become effective in May 2024, at which time the Company will regain global development and commercialization rights for camonsertib from Roche.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the results of its assessment, our management believes that our internal control over financial reporting was effective as of December 31, 2023.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the last fiscal quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repare Therapeutics Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Repare Therapeutics Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Repare Therapeutics Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Montréal, Canada

February 28, 2024

Item 9B. Other Information.

Trading Arrangements

During the quarter ended December 31, 2023, our directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated the contracts, instructions or written plans for the purchase or sale of our securities set forth in the table below.

			Type of Trading Arrangement
Name and Position	Action	Adoption/ Termination Date	Rule 10b5-1*	Non- Rule 10b5-1**	Total Common Shares to be Sold	Total Common Shares to be Purchased	Expiration Date
Lloyd M. Segal, Chief Executive Officer	Adoption	December 22, 2023	X		103,091	0	March 22, 2025
Steve Forte, Chief Financial Officer	Adoption	December 22, 2023	X		134,089	0	March 22, 2025
Maria Koehler, Chief Medical Officer	Adoption	December 22, 2023	X		143,064	0	March 22, 2025
Michael Zinda, Chief Scientific Officer	Adoption	December 22, 2023	X		91,719	0	March 22, 2025
* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information about Our Board of Directors” and “Information about Our Executive Officers”, “Corporate Governance, “Delinquent Section 16(a) Reports”, and “Corporate Governance – Committees of the Board of Directors” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2024 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after December 31, 2023.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
The following documents are filed as a part of this Annual Report:
(1)
Consolidated Financial Statements:

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

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

4.1	Form of Common Share Certificate of the registrant.	S-1	333-238822	4.1	June 15, 2020

4.2	Amended and Restated Registration Rights Agreement, by and among the registrant and certain of its shareholders, dated September 3, 2019.	S-1	333-238822	4.2	May 29, 2020

4.3	Warrant Agreement by and between the registrant and BMS Strategic Portfolio Investments Holdings, Inc., dated May 26, 2020.	S-1	333-238822	4.3	May 29, 2020

4.4	Description of Registrant’s Securities.	10-K	001-39335	4.4	March 4, 2021

10.1+	Repare Therapeutics Inc. Amended and Restated Option Plan.	S-1	333-238822	10.1	May 29, 2020

10.2+	Form of Option Agreement under the Repare Therapeutics Inc. Amended and Restated Option Plan.	S-1	333-238822	10.2	May 29, 2020

10.3+	Form of 2020 Equity Incentive Plan.	S-1	333-238822	10.3	June 15, 2020

10.4+	Form of Share Option Grant Notice and Share Option Agreement under the 2020 Equity Incentive Plan.	S-1	333-238822	10.4	June 15, 2020

10.5+	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2020 Equity Incentive Plan.	S-1	333-238822	10.5	June 15, 2020

10.6+	Form of 2020 Employee Share Purchase Plan.	S-1	333-238822	10.6	June 15, 2020

10.7+	Form of Indemnity Agreement by and between the registrant and its directors and officers.	S-1	333-238822	10.7	June 15, 2020

10.8+	Employment Agreement between the registrant and Lloyd M. Segal, dated June 12, 2020.	S-1	333-238822	10.8	June 15, 2020

10.9+	Employment Agreement between the registrant and Michael Zinda, dated June 12, 2020.	S-1	333-238822	10.9	June 15, 2020

10.10+	Employment Agreement between the registrant and Maria Koehler, dated June 12, 2020.	S-1	333-238822	10.10	June 15, 2020

10.11+	Employment Agreement between the registrant and Steve Forte, dated June 12, 2020.	10-K	001-39335	10.11	March 1. 2022

10.12++	Lease Agreement by and between the registrant and NEOMED Institute, dated November 26, 2019, as amended June 5, 2020.	S-1	333-238822	10.14	June 15, 2020

10.13†	Amended and Restated License Agreement by and between the registrant and New York University, dated July 9, 2018.	S-1	333-238822	10.16	May 29, 2020

10.14†	Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated May 26, 2020.	S-1	333-238822	10.17	May 29, 2020

10.15†	First Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated July 22, 2020.	10-Q	001-39335	10.1	August 13, 2020

10.16	Second Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated September 24, 2020.	10-Q	333-238822	10.1	November 12, 2020

10.17	Second Amendment to Lease Agreement by and between the registrant, the registrant and NEOMED Institute, dated June 11, 2020.	10-Q	333-238822	10.2	November 12, 2020

10.18†	Third Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated November 20, 2020.	10-K	001-39335	10.20	March 4, 2021

10.19++	Addendum to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 1, 2021.	10-Q	001-39335	10.1	August 12, 2021

10.20++	Third Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 1, 2021.	10-Q	001-39335	10.2	August 12, 2021

10.21	Fourth Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and The Manufacturers Life Insurance Company, dated June 22, 2021.	10-Q	001-39335	10.3	August 12, 2021

10.22++	Lease Agreement by and between the registrant, Repare Therapeutics Inc. and RREEF America REIT II Corp. PPP , dated July 31, 2021.	10-Q	001-39335	10.4	August 12, 2021

10.23	Fifth Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and The Manufacturers Life Insurance Company, dated January 17, 2022.	10-K	001-39335	10.27	March 1. 2022

10.24	Commencement Date Memorandum to the Lease Agreement by and between the registrant, Repare Therapeutics Inc. and RREF America REIT II Corp. PPP, dated February 25, 2022.	10-K	001-39335	10.28	March 1. 2022

10.25†	Collaboration and License Agreement by and between the registrant, Repare Therapeutics Inc. and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated June 1,2022.	10-Q	001-39335	10.1	August 4, 2022

10.26†	Common Shares Sales Agreement, dated August 4, 2022, by and between and between Repare Therapeutics Inc. and Cowen and Company, LLC.	10-Q	001-39335	10.2	August 4, 2022

10.27†	First Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics Inc. and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated October 7, 2022.	10-Q	001-39335	10.1	November 9, 2022

10.28	Second Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics Inc. and Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd. dated October 7, 2022.	10-Q	001-39335	10.2	November 9, 2022

10.29	Lease Amending Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated October 27, 2022.	10-K	001-39335	10.31	February 28, 2023

10.30++	Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated January 1, 2023.	10-K	001-39335	10.32	February 28, 2023

10.31++	Lease Amendment Agreement No.1 by and between the registrant Repare Therapeutics Inc. and NEOMED Institute dated April 1, 2023	10-Q	001-39335	10.1	May 9, 2023

10.32†	Fourth Amendment to Collaboration and License Agreement by and between the registrant and Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated May 12, 2023	10-Q	001-39335	10.1	August 9, 2023

10.33+	Form of Amendment to Executive Employment Agreement	10-Q	001-39335	10.2	August 9, 2023

21.1	Subsidiaries of the registrant.	S-1	333-238822	21.1	May 29, 2020

23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Incentive Compensation Recoupment Policy of Repare Therapeutics Inc.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

REPARE THERAPEUTICS INC.

Date: February 28, 2024	By:	/s/ Lloyd M. Segal
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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lloyd M. Segal	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
Lloyd M. Segal

/s/ Steve Forte	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2024
Steve Forte

/s/ Thomas Civik	Chair of the Board of Directors	February 28, 2024
Thomas Civik

/s/ David Bonita, M.D.	Director	February 28, 2024
David Bonita, M.D.

/s/ Todd Foley	Director	February 28, 2024
Todd Foley

/s/ Samarth Kulkarni, Ph.D.	Director	February 28, 2024
Samarth Kulkarni, Ph.D.

/s/ Susan M. Molineaux, Ph.D.	Director	February 28, 2024
Susan M. Molineaux, Ph.D.

/s/ Briggs Morrison, M.D.	Director	February 28, 2024
Briggs Morrison, M.D.

/s/ Ann D. Rhoads	Director	February 28, 2024
Ann D. Rhoads

/s/ Carol A. Schafer	Director	February 28, 2024
Carol A. Schafer