Form 10-Q
period 2024-03-31
Repare Therapeutics Inc.
filed 2024-05-07
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 3, 2024, there were 42,445,406 of the registrant’s common shares, no par value per share, outstanding.

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
•
our ability to obtain regulatory approval of lunresertib, camonsertib and any of our other current and future product candidates that we develop;
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
•
the timing of completion of enrollment and availability of data from our current preclinical studies and clinical trials, including ongoing clinical trials of lunresertib, camonsertib and RP-1664;
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
•
our ability to obtain additional funding for our operations; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors” in this Quarterly Report and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of March 31,	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,217	$111,268
Marketable securities	133,784	112,359
Income tax receivable	10,829	10,813
Other current receivables	3,377	4,499
Prepaid expenses	3,463	4,749
Total current assets	254,670	243,688
Property and equipment, net	3,714	4,215
Operating lease right-of-use assets	2,763	3,326
Income tax receivable	1,630	2,276
Other assets	307	396
TOTAL ASSETS	$263,084	$253,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,825	$2,400
Accrued expenses and other current liabilities	20,454	24,057
Operating lease liability, current portion	2,218	2,400
Deferred revenue, current portion	1,073	10,222
Total current liabilities	30,570	39,079
Operating lease liability, net of current portion	561	1,010
Deferred revenue, net of current portion	—	1,730
TOTAL LIABILITIES	31,131	41,819
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of March 31, 2024 and December 31, 2023, respectively; 0 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of March 31, 2024 and December 31, 2023; 42,445,406 and 42,176,041 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	486,375	483,350
Additional paid-in capital	65,638	61,813
Accumulated other comprehensive (loss) income	(113)	28
Accumulated deficit	(319,947)	(333,109)
Total shareholders’ equity	231,953	212,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$263,084	$253,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenue:
Collaboration agreements	$52,404	$5,678
Operating expenses:
Research and development, net of tax credits	32,970	31,830
General and administrative	8,618	8,529
Total operating expenses	41,588	40,359
Income (loss) from operations	10,816	(34,681)
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	31	(56)
Interest income	2,968	3,427
Other expense	(24)	(15)
Total other income, net	2,975	3,356
Income (loss) before income taxes	13,791	(31,325)
Income tax expense	(629)	(3,616)
Net income (loss)	$13,162	$(34,941)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities	$(141)	$193
Total other comprehensive (loss) income	(141)	193
Comprehensive income (loss)	$13,021	$(34,748)
Net income (loss) per share attributable to common shareholders:
Basic	$0.31	$(0.83)
Diluted	$0.30	$(0.83)
Weighted-average common shares outstanding:
Basic	42,234,001	42,040,674
Diluted	44,024,198	42,040,674

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	42,036,193	$482,032	$37,226	$(428)	$(239,313)	$279,517
Share-based compensation expense	—	—	6,062	—	—	6,062
Exercise of stock options	2,000	7	(3)	—	—	4
Issuance of common shares under the 2020 Employee Share Purchase Plan	41,703	638	(229)	—	—	409
Other comprehensive income	—	—	—	193	—	193
Net loss	—	—	—	—	(34,941)	(34,941)
Balance, March 31, 2023	42,079,896	$482,677	$43,056	$(235)	$(274,254)	$251,244

Balance, December 31, 2023	42,176,041	$483,350	$61,813	$28	$(333,109)	$212,082
Share-based compensation expense	—	—	6,475	—	—	6,475
Exercise of stock options	8,485	27	(10)	—	—	17
Issuance of common shares on vesting of restricted share units	200,262	2,488	(2,488)	—	—	—
Issuance of common shares under the 2020 Employee Share Purchase Plan	60,618	510	(152)	—	—	358
Other comprehensive loss	—	—	—	(141)	—	(141)
Net income	—	—	—	—	13,162	13,162
Balance, March 31, 2024	42,445,406	$486,375	$65,638	$(113)	$(319,947)	$231,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2024	2023
Cash Flows From Operating Activities:
Net income (loss) for the period	$13,162	$(34,941)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation expense	6,475	6,062
Depreciation expense	501	441
Non-cash lease expense	563	541
Foreign exchange (gain) loss	(22)	66
Net accretion of marketable securities	(1,245)	(1,839)
Changes in operating assets and liabilities:
Prepaid expenses	1,286	1,330
Other current receivables	1,110	(2,741)
Other non-current assets	89	89
Accounts payable	4,431	2,016
Accrued expenses and other current liabilities	(3,587)	(4,203)
Operating lease liability, current portion	(153)	35
Income taxes	630	3,616
Operating lease liability, net of current portion	(429)	(581)
Deferred revenue	(10,879)	(1,677)
Net cash provided by (used in) operating activities	11,932	(31,786)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(475)
Proceeds from maturities of marketable securities	69,015	92,500
Purchase of marketable securities	(89,331)	(98,711)
Net cash used in investing activities	(20,316)	(6,686)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	17	4
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	358	409
Net cash provided by financing activities	375	413
Effect of exchange rate fluctuations on cash held	(42)	(1)
Net Decrease In Cash And Cash Equivalents	(8,051)	(38,060)
Cash and cash equivalents at beginning of period	111,268	159,521
Cash and cash equivalents at end of period	$103,217	$121,461

Supplemental Disclosure Of Cash Flow Information:
Property and equipment purchases incurred but not yet paid	$—	$1,134
Right-of-use asset obtained in exchange for new operating lease liability	$—	$146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

REPARE THERAPEUTICS INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in U.S. dollars, unless otherwise specified)

1. Organization and Nature of Business

Repare Therapeutics Inc. (“Repare” or the “Company”) is a precision medicine oncology company focused on the development of synthetic lethality-based therapies for patients with cancer. The Company is governed by the Business Corporations Act (Québec). The Company’s common shares are listed on the Nasdaq Global Select Market under the ticker symbol “RPTX”.

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2024, the consolidated results of its operations for the three months ended March 31, 2024 and 2023, its statements of shareholders’ equity for the three months ended March 31, 2024 and 2023 and its consolidated cash flows for the three months ended March 31, 2024 and 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2023 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three months ended March 31, 2024 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 included in the Annual Report. There have been no changes to the Company's significant accounting policies since the date of the audited consolidated financial statements for the year ended December 31, 2023 included in the Annual Report.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued research and development expenses, share-based compensation and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.

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

3. Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2024
Cash and cash equivalents:
Cash	$48,706	$—	$—	$48,706
Money market funds	44,558	—	—	44,558
Commercial paper	9,954	—	(1)	9,953
Total cash and cash equivalents:	$103,218	$—	$(1)	$103,217
Marketable securities:
Commercial paper	$117,197	$16	$(113)	$117,100
Corporate debt securities	16,699	—	(15)	16,684
Total marketable securities	$133,896	$16	$(128)	$133,784

As of December 31, 2023
Cash and cash equivalents:
Cash	$44,462	$—	$—	$44,462
Money market funds	36,991	—	—	36,991
Commercial paper	29,811	4	—	29,815
Total cash and cash equivalents:	$111,264	$4	$—	$111,268
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$22,434	$—	$(25)	$22,409
Commercial paper	89,901	60	(11)	89,950
Total marketable securities	$112,335	$60	$(36)	$112,359

Interest receivable was $0.4 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, and is included in other current receivables.

The Company held available-for-sale marketable securities with an aggregate fair value of $109.3 million and $58.6 million that were in an immaterial, unrealized loss position as of March 31, 2024 and December 31, 2023, respectively, as shown in the table above. These marketable securities have been in an unrealized loss position for less than twelve months. The unrealized losses as of March 31, 2024 and December 31, 2023, were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the three months ended March 31, 2024 and 2023.

The Company recognized a net unrealized loss of $0.1 million and a net unrealized gain of $0.2 million in other comprehensive (loss) income in the three months ended March 31, 2024 and 2023, respectively, in relation to its cash and cash equivalents and marketable securities.

The maturities of the Company’s marketable securities as of March 31, 2024 and December 31, 2023 are less than one year.

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
	(in thousands)
As of March 31, 2024
Assets
Cash equivalents:
Money market funds	$44,558	$44,558	$—	$—
Commercial paper	9,953	—	9,953	—
Total cash equivalents	54,511	44,558	9,953	—
Marketable securities:
Commercial paper	117,100	—	117,100	—
Corporate debt securities	16,684	—	16,684	—
Total marketable securities	133,784	—	133,784	—
Total financial assets	$188,295	$44,558	$143,737	$—

As of December 31, 2023
Assets
Cash equivalents:
Money market funds	$36,991	$36,991	$—	$—
Commercial paper	29,815	—	29,815	—
Total cash equivalents	66,806	36,991	29,815	—
Marketable securities:
U.S. Treasury and government-sponsored enterprises	22,409	—	22,409	—
Commercial paper	89,950	—	89,950	—
Total marketable securities	112,359	—	112,359	—
Total financial assets	$179,165	$36,991	$142,174	$—

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

During the three months ended March 31, 2024, there were no transfers between fair value measure levels.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Accrued research and development expense	$16,443	$16,251
Accrued compensation and benefits	2,739	6,981
Accrued professional services	671	631
Other	601	194
Total accrued expenses and other current liabilities	$20,454	$24,057

6. Collaborative Arrangements

Debiopharm Clinical Study and Collaboration Agreement

In January 2024, the Company entered into a clinical study and collaboration agreement with Debiopharm International S.A. (“Debiopharm”), a privately-owned, Swiss-based biopharmaceutical company, with the aim to explore the synergy between the Company’s compound, lunresertib, and Debiopharm’s compound, Debio 0123, a WEE1 inhibitor (the “Debio collaboration agreement”). The Company and Debiopharm are collaborating on the development of a combination therapy, with the Company sponsoring the global study, and will share all costs equally. The Company and Debiopharm are each supplying their respective drugs and retain all commercial rights to their respective compounds, including as monotherapy or as combination therapies. The activities associated with the collaboration are coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and Debiopharm.

Based on the terms of the Debio collaboration agreement, the Company concluded that the Debio collaboration agreement meets the requirements of a collaboration within the guidance of ASC 808, Collaborative Arrangements, as both parties are active participants in the combination trial and are exposed to significant risks and rewards depending on the success of the combination trial. Accordingly, the net costs associated with the co-development are expensed as incurred and recognized within research and development expenses in the consolidated statement of operations and comprehensive income (loss).

During the three-month period ended March 31, 2024, the Company recognized $0.5 million in net research and development costs with regards to the Debio collaboration agreement and recorded a receivable from Debiopharm of $0.5 million in other current receivables, reflecting the 50/50 cost sharing terms.

7. Revenue recognition from Collaboration and License Agreements

The following table presents revenue from collaboration agreements:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Roche Collaboration and License Agreement	$49,815	$5,312
Bristol-Myers Squibb Collaboration and License Agreement	2,589	366
Total revenue	$52,404	$5,678

The Company’s revenue recognition accounting policy, as well as additional information on the Company’s collaboration and license agreements are disclosed in the audited consolidated financial statements for the year ended December 31, 2023 included in the Annual Report.

Roche Collaboration and License Agreement

In June 2022, the Company entered into a collaboration and license agreement (the “Roche Agreement”) with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, “Roche”) regarding the development and commercialization of the Company’s product candidate camonsertib (also known as RP-3500) and specified other Ataxia-Telangiectasia and Rad3-related protein kinase (“ATR”) inhibitors (the “Licensed Products”) which became effective July 13, 2022 (the “Effective Date”). Pursuant to the Roche Agreement, the Company granted Roche a worldwide, perpetual, exclusive, sublicensable license to develop, manufacture, and commercialize the Licensed Products, as well as a non-exclusive, sublicensable license to certain related companion diagnostics. The Company agreed to complete specified ongoing clinical trials in accordance with the development plan in the Roche Agreement, as well as ongoing investigator sponsored trials (together, the “Continuing Trials”) at the Company’s expense. Roche assumed all subsequent development of camonsertib with the potential to expand development into additional tumors and multiple combination studies. The Company retained the right to conduct specified clinical trials (the “Repare Trials”) of camonsertib in combination with the Company’s PKMYT1 compound, lunresertib (also known as RP-6306). The Roche Agreement provided the Company, at its sole discretion, with the ability to opt-in to a 50/50 U.S. co-development and profit share arrangement, including participation in U.S. co-promotion if U.S. regulatory approval was received. If the Company chose to exercise its co-development and profit share option, it would continue to be eligible to receive certain clinical, regulatory, commercial and sales milestone payments, in addition to full ex-U.S. royalties.

On February 7, 2024, the Company received written notice from Roche of their election to terminate the Roche Agreement following a review of Roche’s pipeline and evolving external factors. The termination became effective May 7, 2024, at which time the Company regained global development and commercialization rights for camonsertib from Roche.

In March 2024, the Company received a payment of $4.0 million for revisions to the clinical development plan under the Roche Agreement, of which $2.1 million was previously recorded as a receivable at December 31, 2023. The transaction price was updated for this additional consideration received, as well as other adjustments of $0.5 million pursuant to the termination of the agreement.

In February 2024, the Company further received a $40.0 million milestone payment from Roche that was earned upon dosing of the first patient with camonsertib in Roche’s Phase 2 TAPISTRY trial in January 2024.

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2023	$9,463
Increase in collaboration revenue	41,425
Recognition as revenue, as the result of performance obligations satisfied	(49,815)
Balance as of March 31, 2024	$1,073
Classified as short-term	$1,073

The Company recognized $49.8 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively as revenue associated with the Roche Agreement in relation to (i) the recognition of revenue upon the $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the partial recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

As of March 31, 2024, there was $1.1 million (December 31, 2023 - $9.4 million) of deferred revenue related to the Roche Agreement, of which $1.1 million (December 31, 2023 - $7.7 million) was classified as current and nil (December 31, 2023 - $1.7 million) was classified as non-current in the condensed consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed. All deferred revenue related to the Roche Agreement is expected to be recognized in the second quarter of 2024 pursuant to the termination.

Bristol-Myers Squibb Collaboration and License Agreement

In May 2020, the Company entered into a collaboration and license agreement (the “BMS Agreement”) with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), pursuant to which the Company and Bristol-Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. The Company provided Bristol-Myers Squibb access to a selected number of its existing screening campaigns and novel campaigns. The Company was responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol-Myers Squibb, in accordance with a mutually agreed upon research plan, and was solely responsible for such costs. The collaboration consisted of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. Upon Bristol-Myers Squibb’s election to exercise its option to obtain exclusive worldwide licenses for the subsequent development, manufacturing and commercialization of a program, Bristol-Myers Squibb will then be solely responsible for all such worldwide activities and costs.

Although the collaboration term expired in November 2023, the BMS Agreement will not expire until, on a licensed product-by-licensed product and country-by-country basis, the expiration of the applicable royalty term and in its entirety upon expiration of the last royalty term. Either party may terminate earlier upon an uncured material breach of the agreement by the other party, or the insolvency of the other party. Additionally, Bristol-Myers Squibb may terminate the BMS Agreement for any or no reason on a program-by-program basis upon specified written notice.

The Company is entitled to receive up to $301.0 million in total milestones on a program-by-program basis, consisting of $176.0 million in the aggregate for certain specified research, development and regulatory milestones and $125.0 million in the aggregate for certain specified commercial milestones. The Company is further entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions.

Deferred revenue pertaining to the BMS Agreement	Options to license undruggable targets
(in thousands)
Balance as of December 31, 2023	$2,489
Increase in collaboration revenue	100
Recognition as revenue, as the result of performance obligations satisfied	(2,589)
Balance as of March 31, 2024	$—

In March 2024, Bristol-Myers Squibb exercised its one remaining option for an undruggable target. As a result, the Company recognized $2.6 million as revenue related to undruggable targets, including the option fee payment of $0.1 million.

8. Leases

The Company has historically entered into lease arrangements for its facilities. As of March 31, 2024, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

The following tables contain a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating Leases - Lease Costs
Operating lease costs	$594	$592
Short-term lease costs	19	14
Variable lease costs	85	40
Total lease costs	$698	$646

	Three Months Ended March 31,
	2024	2023
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$613	$599
Right-of-use assets obtained in exchange for new operating lease liability	$—	$146
Weighted-average remaining lease term (in years)	1.23	2.19
Weighted-average discount rate	4.2%	4.1%

9. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (“ESPP”). The number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of March 31, 2024, the number of common shares that may be issued under the ESPP is 1,772,568.

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

The Company issued 60,618 common shares under the ESPP for the three months ended March 31, 2024, at a weighted-average price per share of $5.91, for aggregate proceeds of $0.4 million.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of stock options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants including but not limited to stock options and restricted share units. The aggregate number of common shares reserved and available for issuance under the 2020 Plan has automatically increased on January 1 of each year beginning on January 1, 2021 and will continue to increase on January 1 of each year through and including January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of March 31, 2024, the number of common shares reserved for issuance under the 2020 Plan is 12,136,183.

The exercise price per share of a stock option must be at least equal to the fair value of the common shares on the date of grant, as determined by the Company’s compensation committee or the Company’s board of directors. Stock options awarded under the 2020 Plan expire 10 years after the grant. Unless otherwise stated in a stock option agreement, options generally have vesting conditions of 25% of the shares subject to an option grant typically vesting upon the first anniversary of the vesting start date and thereafter at the rate of one forty-eighth of the option shares per month as of the first day of each month after the first anniversary.

Inducement Plan

In April 2024, the Company’s board of directors approved the adoption of the 2024 Inducement Plan (the “Inducement Plan”), to be used exclusively for grants of awards to individuals who were not previously employees or directors (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The terms and conditions of the Inducement Plan are substantially similar to those of the 2020 Plan. 350,000 common shares have been reserved for issuance under the Inducement Plan.

Stock Options

The following table summarizes the Company’s stock options activity:

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2024	10,097,771	$13.77
Granted	1,376,682	$6.95
Exercised	(8,485)	$1.99
Cancelled or forfeited	(145,179)	$16.74
Outstanding, March 31, 2024	11,320,789	$12.91

During the three months ended March 31, 2024, an aggregate of 8,485 options were exercised at a weighted-average exercise price of $1.99 per share.

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2024	2023

Fair value of stock options	$5.08	$8.85
Risk-free interest rate	4.19%	3.65%
Expected terms (in years)	6.08	6.08
Expected volatility	82.99%	81.77%
Expected dividend yield	0.00%	0.00%

Restricted Share Units

The following table summarizes the Company’s restricted share unit activity:

	Number of shares	Weighted average grant date fair value
Outstanding, January 1, 2024	603,685	$12.42
Awarded	527,273	$6.95
Vested and released	(200,262)	$12.42
Forfeited	(3,392)	$12.42
Outstanding, March 31, 2024	927,304	$9.31

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common shares on that same date.

Share-Based Compensation

Share-based compensation expense for all awards was allocated as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$3,419	$3,219
General and administrative	3,056	2,843
Total share-based compensation expense	$6,475	$6,062

Share-based compensation expense by type of award was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock options	$5,685	$5,537
Restricted share units	709	425
ESPP	81	100
Total share-based compensation expense	$6,475	$6,062

As of March 31, 2024, there was $38.6 million and $8.1 million of unrecognized share-based compensation expense to be recognized over a weighted average period of 1.6 years and 2.5 years related to unvested stock options and unvested restricted share units, respectively.

11. Net Income (Loss) per Share

The following table summarizes the computation of basic and diluted net income (loss) per share attributable to common shareholders of the Company:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$13,162	$(34,941)
Denominator:
Weighted-average common shares outstanding — basic	42,234,001	42,040,674
Dilutive impact of outstanding stock options, restricted share units and shares issuable under the ESPP	1,790,197	—
Weighted-average common shares outstanding — diluted	44,024,198	42,040,674
Net income (loss) per share
Basic	$0.31	$(0.83)
Diluted	$0.30	$(0.83)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Options to purchase common shares	8,778,678	9,572,829
Restricted share units	927,304	622,835
Estimated shares issuable under the ESPP	—	48,136

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with (i) our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K, or the Annual Report, filed with the Securities and Exchange Commission, or the SEC, on February 28, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We presented positive initial Phase 1 data from our ongoing Phase 1 MYTHIC trial demonstrating proof of concept for lunresertib alone and in combination with camonsertib. Lunresertib was shown to be well tolerated, with a compelling safety profile. We further presented anti-tumor activity for lunresertib in combination with camonsertib. Initial combination data included an overall RECIST response rate of 50% in the 10 patients with heavily pre-treated gynecological tumors treated at the preliminary recommended Phase 2 dose. In the second half of 2024, we expect to provide MYTHIC data from ovarian and endometrial cancer expansion cohorts of the lunresertib and camonsertib combination, which may lead us to initiate a first pivotal trial in an indication for lunresertib and camonsertib in 2025. In the third quarter of 2023, we received fast track designation for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated endometrial cancer. In May 2024, we announced that an updated dosing schedule approach based on entry hemoglobin level was agreed to by the U.S. Food and Drug Administration (FDA) in March 2024 and results in improved tolerability of the combination, reducing Grade 3 anemia from 45% in the ENA data cut off of September 2023 to 25% as of March 2024 in patients treated at the RP2D and updated dosing schedule. The FDA has agreed with the RP2D of lunresertib 80mg BID and camonsertib 80mg QD for the MYTHIC trial. Efficacy and tolerability assessment at RP2D is ongoing, and we expect to present data from the dose expansion cohorts in patients with ovarian and endometrial cancer in the fourth quarter of 2024.

We initiated additional Phase 1 combination clinical trials of lunresertib with gemcitabine (MAGNETIC) in December 2021 and with FOLFIRI (MINOTAUR) in August 2022. In May 2024, we announced preliminary safety data for MINOTAUR demonstrating no signficant incremental toxicities for the lunresertib and FOLFIRI combination over FOLFIRI alone and an early signal with favorable tolerability in colorectal and other gastrointestinal tumors. We confirmed that efficacy data will be shared at the European Society of Medical Oncology (ESMO) Gastrointestinal (GI) Cancers Congress 2024, taking place in Munich, Germany on June 26-29. In the fourth quarter of 2022, we received fast track designation for lunresertib in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7, or PPP2R1A mutated platinum resistant ovarian cancer. We are collaborating with the Canadian Cancer Trials Group in an ongoing basket Phase 2 Investigator Sponsored Clinical Trial (IST) that is enrolling patients with selected, advanced cancers receiving lunresertib as combination (NCT05605509). A sub-study to that protocol that will evaluate lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440) was activated more recently and is also enrolling patients. We are also collaborating with University Health Network, Toronto on an investigator-sponsored Phase 1 clinical trial of lunresertib in combination with carboplatin and paclitaxel in TP53 ovarian and uterine cancer (NCT06107868) that is enrolling patients.

In January 2024, we announced our sponsorship of a global trial as a new arm in the ongoing MYTHIC trial combining lunresertib with Debiopharm's Debio 0123, a highly selective, brain penetrant, clinical WEE1 inhibitor. We announced the first patient was dosed with the synergistic lunresertib and Debio 0123 combination in April 2024. This is the first clinical trial inhibiting both PKMYT1 and WEE1.

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

In June 2022, we entered into a worldwide license and collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively “Roche”) for the development and commercialization of camonsertib, which resulted in an initial $125 million upfront payment. In February 2024, we received a $40 million milestone payment from Roche upon dosing of the first patient with camonsertib in Roche’s TAPISTRY trial. Since inception of the Roche camonsertib collaboration, we have received a cumulative total of $182.6 million, including the upfront payment, the milestone payment, as well as additional reimbursements from Roche. On February 7, 2024, we received written notice from Roche of their election to terminate the Roche camonsertib collaboration. The termination became effective in May 2024, at which time we regained global development and commercialization rights for camonsertib from Roche. We engaged in transition activities related to the termination in the first half of 2024 and announced an expansion of the TRESR clinical trial as a Phase 2 study evaluating camonsertib monotherapy in approximately 20 patients with ATM-mutated (ATMm) NSCLC, supported by early, promising camonsertib monotherapy signal in patients with ATMm NSCLC from the ongoing Phase 1/2 TRESR trial. We expect to report initial data in 2025.

3.
RP-1664 is a first-in-class, highly selective, oral PLK4 inhibitor designed to harness the synthetic lethal relationship with TRIM37 amplification or overexpression in solid tumors. Tumors rely on PLK4 for centriole biogenesis in S-phase of the cell cycle when TRIM37, an E3 ligase that reduces pericentriolar material, is high. Preclinical studies demonstrate that RP-1664 selectively inhibits PLK4 and drives potent synthetic lethality in TRIM37-high and other biomarkers tumor models, both in vitro and in vivo. Elevated TRIM37 is a feature found across a range of solid tumors and in approximately 80% of high-grade neuroblastoma. RP-1664 is the only selective PLK4 inhibitor known to be in the clinic.

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

Recent Developments

•
Lunresertib (RP-6306)
o
On track for a potential registrational trial decision in gynecologic expansion cohorts in the fourth quarter of 2024 based on the Phase 1 expansion in MYTHIC trial evaluating lunresertib in combination with camonsertib in patients harboring CCNE1 amplification or FBXW7 or PPP2R1A deleterious alterations. Grade 3 anemia has been significantly reduced to 25% as of the March 2024 cut-off date in patients treated at the RP2D and updated dosing schedule, from 45% as previously presented at the September 2023 data cut-off date. The FDA has agreed with the RP2D of lunresertib 80mg BID and camonsertib 80mg QD. Efficacy and tolerability assessment at RP2D is ongoing, and we expect to present data from the dose expansion cohorts in patients with ovarian and endometrial cancer in the fourth quarter of 2024.
o
First patient was dosed in April 2024 in the Phase 1 MYTHIC clinical trial evaluating lunresertib in combination with Debio 0123, a highly selective, brain-penetrant, clinical WEE1 inhibitor, in advanced solid tumors harboring CCNE1 amplification or FBXW7 or PPP2R1a deleterious alterations. The primary endpoints are safety, tolerability and RP2D, as well as preliminary efficacy of the combination. We are expected to report initial data from this trial in 2025.
o
Initial data from the Phase 1 MINOTAUR trial evaluating lunresertib in combination with FOLFIRI for the treatment of advanced solid tumors demonstrated no significant incremental toxicities in the combination of lunresertib and FOLFIRI over FOLFIRI alone. In addition, we have observed favorable tolerability in colorectal and other gastrointestinal tumors, unlike some other agents combined with irinotecan. This data will be presented at the ESMO GI Cancers Congress 2024, taking place in Munich, Germany on June 26-29.
•
Camonsertib (RP-3500)
o
Regained global development and commercialization rights for camonsertib from Roche, effective May 7, 2024. Since inception of the Roche camonsertib collaboration, Repare has earned a cumulative total of $182.6 million from Roche, including the upfront and milestone payments, in addition to certain additional reimbursements from Roche.
o
Initiating Phase 2 TRESR expansion in approximately 20 patients with ATMm NSCLC, supported by early, promising camonsertib monotherapy signal in patients with ATMm NSCLC from the ongoing Phase 1/2 TRESR trial. Repare is expected to report initial data in 2025.
•
RP-1664
o
First patient dosed in the multicenter, open-label Phase 1 dose escalation trial LIONS of its PLK4 inhibitor, RP-1664, in adult and adolescent patients with TRIM37-high and other biomarkers in February 2024.

•
RP-3467
o
Initiation of a Phase 1 dose finding trial of RP-3467, a potential best-in-class Polθ ATPase inhibitor, is expected in the second half of 2024.
•
Other Highlights
o
In March 2024, Bristol-Myers Squibb exercised its one remaining option to in-license an undruggable target for a combined total of five druggable targets and one undruggable target over the course of the collaboration.
o
In April 2024, Repare announced the appointment of Steven H. Stein, M.D., Chief Medical Officer of Incyte Corporation, to Repare’s Board of Directors, effective as of June 17, 2024, the date of the Company's upcoming annual meeting of shareholders (the “Annual Meeting”). The Company also announced that Todd Foley has decided not to stand for re-election as a director of the Company following the end of his current term as a Class I director on the date of the Annual Meeting, after serving more than seven years on the Board.

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

As of March 31, 2024, we had cash and cash equivalents and marketable securities on hand of $237.0 million. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements at least into mid-2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Since inception, we have incurred significant operating losses. Our net losses were $93.8 million and $29.0 million for the years ended December 31, 2023 and 2022, respectively, and net income of $13.2 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $319.9 million.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States, Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including health pandemics, rising inflation, changes in interest rates and foreign currency exchange rates, banking crises or disruptions in access to bank deposits or lending commitments, natural disasters, geopolitical instability resulting from war, terrorism and other violence, as well as supply chain disruptions have led to economic uncertainty globally and could impact our overall business operations. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

In addition, because some of our manufacturers and suppliers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports was followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our supply and lead-times, our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. In addition, the recently proposed BIOSECURE Act introduced in House of Representatives, as well as a substantially similar bill in the Senate, targets certain Chinese biotechnology companies. If these bills become law, or similar laws are passed, they would have the potential to severely restrict the ability of companies to contract with certain Chinese biotechnology companies of concern without losing the ability to contract with, or otherwise receive funding from, the U.S. government.

For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table presents revenue from our collaboration agreements:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Roche Collaboration and License Agreement	$49,815	$5,312
Bristol-Myers Squibb Collaboration and License Agreement	2,589	366
Total revenue	$52,404	$5,678

Collaboration and License Agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd

On June 1, 2022, we entered into a collaboration and license agreement, or the Roche Agreement, with Roche regarding the development and commercialization of our product candidate camonsertib (also known as RP-3500) and specified other ATR inhibitors, which we refer to as the Licensed Products.

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

In March 2024, we received a payment of $4.0 million for revisions to the clinical development plan under the Roche Agreement, of which $2.1 million was previously recorded as a receivable on our balance sheet at December 31, 2023.

In February 2024, we further received a $40 million milestone payment from Roche that was earned upon dosing of the first patient with camonsertib in Roche’s Phase 2 TAPISTRY trial in January 2024.

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2023	$9,463
Increase in collaboration revenue	41,425
Recognition as revenue, as the result of performance obligations satisfied	(49,815)
Balance as of March 31, 2024	$1,073
Classified as short-term	$1,073

We recognized $49.8 million and $5.3 million for the three months ended March 31, 2024 and 2023, respectively, as revenue associated with the Roche Agreement in relation to (i) the recognition of revenue from the $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the partial recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

On February 7, 2024, we received written notice from Roche of their election to terminate the Roche Agreement following a review of Roche’s pipeline and evolving external factors. The termination became effective May 7, 2024, at which time we regained global development and commercialization rights for camonsertib from Roche. As such, all deferred revenue related to the Roche Agreement is expected to be recognized in the second quarter of 2024.

As of March 31, 2024, there was $1.1 million (December 31, 2023 - $9.4 million) of deferred revenue related to the Roche Agreement, of which $1.1 million (December 31, 2023 - $7.7 million) was classified as current and nil (December 31, 2023 - $1.7 million) was classified as non-current in the condensed consolidated balance sheet based on the period the services to complete the Continuing Trials are expected to be performed.

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement, or the BMS Agreement, with the Bristol-Myers Squibb Company, or Bristol-Myers Squibb, pursuant to which we and Bristol-Myers Squibb have agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. We provided Bristol-Myers Squibb access to a selected number of our existing screening campaigns and novel campaigns. We were responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol-Myers Squibb. The collaboration consisted of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. In the event that Bristol-Myers Squibb elects to obtain an exclusive license for the subsequent development, manufacturing and commercialization of a program, Bristol-Myers Squibb will then be solely responsible for all such worldwide activities.

Although the collaboration term expired in November 2023, the BMS Agreement will not expire until, on a licensed product-by-licensed product and country-by-country basis, the expiration of the applicable royalty term and in its entirety upon expiration of the last royalty term. Either party may terminate earlier upon an uncured material breach of the agreement by the other party, or the insolvency of the other party. Additionally, Bristol-Myers Squibb may terminate the BMS Agreement for any or no reason on a program-by-program basis upon specified written notice. We are eligible to receive up to $301.0 million in total milestones on a program-by-program basis, subject upon the achievement of certain specified research, development, regulatory and commercial milestones. We are further entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions.

In March 2024, Bristol-Myers Squibb exercised its one remaining option for an undruggable target for a combined total of five druggable targets and one undruggable target over the course of the collaboration. As a result, we recognized the remaining deferred revenue of $2.6 million as revenue related to undruggable targets, including an option fee payment of $0.1 million.

Operating Expenses

Debiopharm Collaborative Arrangement

In January 2024, we entered into the Debio collaboration agreement with Debiopharm, a privately-owned, Swiss-based biopharmaceutical company, with the aim to explore the synergy between our compound, lunresertib, and Debiopharm’s compound, Debio 0123, a WEE1 inhibitor. We are collaborating with Debiopharm on the development of a combination therapy, with us sponsoring the global study, and will share all costs equally. Both parties are each supplying their respective drugs and retain all commercial rights to their respective compounds, including as monotherapy or as combination therapies. The activities associated with the collaboration are coordinated by a joint steering committee, which is comprised of an equal number of representatives from both parties.

Based on the terms of the Debio collaboration agreement, we concluded that the Debio collaboration agreement meets the requirements of a collaboration within the guidance of ASC 808, Collaborative Arrangements, as both parties are active participants in the combination trial and are exposed to significant risks and rewards depending on the success of the combination trial. Accordingly, the net costs associated with the co-development are expensed as incurred and recognized within research and development expenses in the consolidated statement of operations and comprehensive income (loss).

During the three-month period ended March 31, 2024, we recognized $0.5 million in net research and development costs with regards to the Debio collaboration agreement and recorded a receivable from Debiopharm of $0.5 million in other current receivables, reflecting the 50/50 cost sharing terms.

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts and the development of our product candidates, partially offset by development cost reimbursements from collaborative arrangements and fully refundable Canadian research and development tax credits. We expense research and development costs as incurred, which include:

•
external research and development expenses incurred under agreements with contract research organizations, (CROs), as well as investigative sites and consultants that conduct our clinical trials, preclinical studies and other scientific development services;
•
employee-related expenses, including salaries, bonuses, benefits, share-based compensation, and other related costs for those employees involved in research and development efforts;
•
costs related to manufacturing material for our preclinical studies and clinical trials, including fees paid to contract manufacturing organizations, (CMOs);
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

The following table summarizes our research and development costs:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Discovery costs
Direct external costs	$1,726	$1,611
Laboratory supplies and research materials	998	906
Personnel related costs	3,186	3,122
Facilities related costs	405	364
Other costs	912	911
	7,227	6,914
Development
Direct external costs
Camonsertib program*	3,980	5,956
Lunresertib program*	8,107	6,021
RP-1664 program	1,596	1,298
RP-3467 and Polθ program	1,555	1,751
Personnel related costs	9,659	9,084
Facilities related costs	208	202
Other costs*	1,432	983
Debiopharm development cost reimbursement	(500)	—
	26,037	25,295
R&D tax credits	(294)	(379)
Total research and development costs	$32,970	$31,830

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the FDA, the European Medicines Agency, (EMA), or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our ongoing and planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Revenue:
Collaboration agreements	$52,404	$5,678	$46,726
Operating expenses:
Research and development, net of tax credits	32,970	31,830	1,140
General and administrative	8,618	8,529	89
Total operating expenses	41,588	40,359	1,229
Income (loss) from operations	10,816	(34,681)	45,497
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	31	(56)	87
Interest income	2,968	3,427	(459)
Other expense	(24)	(15)	(9)
Total other income, net	2,975	3,356	(381)
Income (loss) before income taxes	13,791	(31,325)	45,116
Income tax expense	(629)	(3,616)	2,987
Net income (loss)	$13,162	$(34,941)	$48,103

Revenue

Revenue was $52.4 million for the three months ended March 31, 2024, compared to $5.7 million for the three months ended March 31, 2023. The increase of $46.7 million was due to:

•
a $44.5 million increase in revenue recognized under the Roche Agreement as a result of the $40.0 million milestone achievement in the first quarter of 2024 and higher deferred revenue recognized for the completion of the Continuing Trials; and

•
a $2.2 million increase in revenue recognized under the BMS Agreement as a result of the deferred revenue recognized related to the exercise of its one remaining option for an undruggable target.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $33.0 million for the three months ended March 31, 2024, compared to $31.8 million for the three months ended March 31, 2023. The increase of $1.2 million was primarily due to:

•
a $2.1 million increase in direct external costs with the advancement of clinical trials for lunresertib;
•
a $2.0 million decrease in direct external costs of the camonsertib program for the Phase 1/2 TRESR and ATTACC clinical trials that are fully enrolled and expected to be completed in 2024;
•
a $0.9 million increase in other research and material expense including IT related costs;
•
a $0.6 million increase in personnel-related costs, including a $0.2 million increase in share-based compensation; and
•
a $0.5 million increase in the Debiopharm development cost reimbursement.

General and Administrative Expenses

General and administrative expenses were $8.6 million for the three months ended March 31, 2024, compared to $8.5 million for the three months ended March 31, 2023. The increase of $0.1 million in general and administrative expenses consisted of:

•
a $0.6 million decrease in our D&O insurance premium;
•
a $0.4 million increase in personnel related costs, including a $0.2 million increase in share-based compensation; and
•
a $0.3 million increase in other general and administrative expenses.

Other Income (Expense), Net

Other income, net was $3.0 million and $3.4 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $0.4 million was primarily attributable to lower sums invested in cash and cash equivalents and marketable securities.

Income Tax Expense

Income tax expense were $0.6 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of $3.0 million was primarily due to the issuance of IRC Section 174 guidance on September 8, 2023.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

In June 2020, we completed our IPO whereby we raised $232.0 million, net of underwriting commissions and offering expenses. In November 2021, we completed a follow-on offering whereby we raised $94.3 million, net of underwriting commissions and offering expenses. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also received initial upfront and additional payments of approximately $60.5 million in the aggregate from partnerships with Ono for our Polθ ATPase inhibitor program and Bristol-Myers Squibb for research and development of potential new product candidates for the treatment of cancer. In June 2022, we entered into a collaboration and license agreement with Roche for camonsertib and have received a cumulative total of $182.6 million to date under the terms of the Roche Agreement, including an upfront payment of $125.0 million, a milestone payment of $40 million and additional reimbursements from Roche.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct certain U.S.-based research and development expenditures in the current fiscal year and required taxpayers to amortize them over five years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended (IRC). This provision increased our 2023 and 2022 cash payments of income taxes significantly as compared to 2021 in compliance with IRC Section 174. In September 2023, new interim guidance was issued by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of such expenses. An income tax receivable in the amount of $12.5 million as of March 31, 2024 reflects the overpayment of tax installments by our U.S. subsidiary (net of a $4.8 million refund received in October 2023). Any changes to tax legislation may materially affect our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of March 31, 2024, our cash and cash equivalents and marketable securities on hand was $237.0 million. We believe that our existing cash and cash equivalents and marketable securities on hand will be sufficient to fund our anticipated operating and capital expenditure requirements at least into mid-2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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
•
the revenue, if any, received from commercial sales of lunresertib, camonsertib and any future product candidates for which we or our collaborators receive marketing approval; and
•
the costs of operating as a public company.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Net cash provided by (used in) operating activities	$11,932	$(31,786)	$43,718
Net cash used in investing activities	(20,316)	(6,686)	(13,630)
Net cash provided by financing activities	375	413	(38)
Effect of exchange rate fluctuations on cash held	(42)	(1)	(41)
Net Decrease In Cash And Cash Equivalents	$(8,051)	$(38,060)	$30,009

Operating Activities

Net cash provided by operating activities was $11.9 million for the three months ended March 31, 2024, reflecting a net income of $13.2 million, non-cash charges of $6.3 million, offset by a net change of $7.6 million in our net operating assets. The non-cash charges primarily consist of share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense, and non-cash lease expense offset by the net accretion of marketable securities. The change in our net operating assets was primarily due to a decrease of $10.9 million in deferred revenue and $3.6 million in accrued expenses and other current liabilities offset by an increase of $1.1 million in other current receivables, $1.3 million in prepaid expenses and $4.4 million in accounts payable.

Net cash used in operating activities was $31.8 million for the three months ended March 31, 2023, reflecting a net loss of $34.9 million, a net change of $2.1 million in our net operating assets, offset by non-cash charges of $5.2 million. The non-cash charges primarily consist of share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense, and non-cash lease expense offset by the net accretion of marketable securities. The change in our net operating assets was primarily due to a decrease of $6.5 million in accrued expenses and other current liabilities, operating lease liability, and deferred revenue as well as an increase of $2.5 million in collaboration revenue receivable, offset by an increase of $5.6 million in accounts payable and income taxes payable as well as a decrease of $1.3 million in prepaid expenses.

The $43.7 million increase in cash provided by operating activities for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to the $40.0 million milestone achievement in the first quarter of 2024 under the Roche Agreement.

Investing Activities

Net cash used in investing activities was $20.3 million for the three months ended March 31, 2024 and resulted primarily from the purchases of marketable securities offset by proceeds on maturities of marketable securities.

Net cash used in investing activities was $6.7 million for the three months ended March 31, 2023 and resulted primarily from the purchases of marketable securities and property and equipment offset by proceeds on maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.4 million consisting of net proceeds from the issuance of common shares under the ESPP for the three months ended March 31, 2024 and 2023.

Material Cash Requirements

There were no material changes to our material cash requirements during the three months ended March 31, 2024 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Recently Issued Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a description of recent issued accounting pronouncements not yet adopted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position to adverse changes in financial market prices and rates. Our market risk exposure is primarily related to fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the three months ended March 31, 2024, we earned $3.0 million in interest income from cash balances held in cash and cash equivalents and marketable securities. As of March 31, 2024, we have a balance of $237.0 million in cash, money market funds, commercial paper and corporate debt securities. Our investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollar at exchange rates in effect at each balance sheet date. Income items and expenses are translated using average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect our results of operations, financial potion or cash flows. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, other current receivables, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our Canadian dollar net exposure as of March 31, 2024, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in a decrease of approximately $0.3 million on our net income.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

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

There were no material changes during the period covered in this report to the risk factors previously disclosed in Part I, Item 1A of the Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None.

(b) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

10.1*	Fifth Amendment to Collaboration and License Agreement by and between the registrant and Bristol-Myers Squibb Company, dated March 14, 2024.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

REPARE THERAPEUTICS INC.

Date: May 7, 2024	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)