Form 10-Q
period 2024-06-30
Repare Therapeutics Inc.
filed 2024-08-06
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 42,445,533 of the registrant’s common shares, no par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of June 30,	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$79,820	$111,268
Marketable securities	128,303	112,359
Income tax receivable	11,072	10,813
Other current receivables	3,571	4,499
Prepaid expenses	5,773	4,749
Total current assets	228,539	243,688
Property and equipment, net	3,226	4,215
Operating lease right-of-use assets	2,195	3,326
Income tax receivable	1,077	2,276
Other assets	307	396
TOTAL ASSETS	$235,344	$253,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,182	$2,400
Accrued expenses and other current liabilities	22,310	24,057
Operating lease liability, current portion	1,957	2,400
Deferred revenue, current portion	—	10,222
Total current liabilities	31,449	39,079
Operating lease liability, net of current portion	218	1,010
Deferred revenue, net of current portion	—	1,730
TOTAL LIABILITIES	31,667	41,819
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of June 30, 2024 and December 31, 2023, respectively; 0 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	—	—
Common shares, no par value per share; unlimited shares authorized as of June 30, 2024 and December 31, 2023; 42,445,533 and 42,176,041 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	486,375	483,350
Additional paid-in capital	72,157	61,813
Accumulated other comprehensive (loss) income	(134)	28
Accumulated deficit	(354,721)	(333,109)
Total shareholders’ equity	203,677	212,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$235,344	$253,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Collaboration agreements	$1,073	$30,249	$53,477	$35,927
Operating expenses:
Research and development, net of tax credits	30,075	33,788	63,045	65,618
General and administrative	8,317	8,719	16,935	17,248
Total operating expenses	38,392	42,507	79,980	82,866
Loss from operations	(37,319)	(12,258)	(26,503)	(46,939)
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	6	(41)	37	(97)
Interest income	2,894	3,489	5,862	6,916
Other expense	(29)	(26)	(53)	(41)
Total other income, net	2,871	3,422	5,846	6,778
Loss before income taxes	(34,448)	(8,836)	(20,657)	(40,161)
Income tax expense	(326)	(3,110)	(955)	(6,726)
Net loss	$(34,774)	$(11,946)	$(21,612)	$(46,887)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale marketable securities	$(21)	$(189)	$(162)	$4
Total other comprehensive (loss) income	(21)	(189)	(162)	4
Comprehensive loss	$(34,795)	$(12,135)	$(21,774)	$(46,883)
Net loss per share attributable to common shareholders - basic and diluted	$(0.82)	$(0.28)	$(0.51)	$(1.11)
Weighted-average common shares outstanding - basic and diluted	42,445,462	42,089,530	42,339,732	42,065,237

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	42,036,193	$482,032	$37,226	$(428)	$(239,313)	$279,517
Share-based compensation expense	—	—	6,062	—	—	6,062
Exercise of stock options	2,000	7	(3)	—	—	4
Issuance of common shares under the 2020 Employee Share Purchase Plan	41,703	638	(229)	—	—	409
Other comprehensive income	—	—	—	193	—	193
Net loss	—	—	—	—	(34,941)	(34,941)
Balance, March 31, 2023	42,079,896	$482,677	$43,056	$(235)	$(274,254)	$251,244
Share-based compensation expense	—	—	6,265	—	—	6,265
Exercise of stock options	14,050	62	(22)	—	—	40
Other comprehensive loss	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(11,946)	(11,946)
Balance, June 30, 2023	42,093,946	$482,739	$49,299	$(424)	$(286,200)	$245,414

Balance, December 31, 2023	42,176,041	$483,350	$61,813	$28	$(333,109)	$212,082
Share-based compensation expense	—	—	6,475	—	—	6,475
Exercise of stock options	8,485	27	(10)	—	—	17
Issuance of common shares on vesting of restricted share units	200,262	2,488	(2,488)	—	—	—
Issuance of common shares under the 2020 Employee Share Purchase Plan	60,618	510	(152)	—	—	358
Other comprehensive loss	—	—	—	(141)	—	(141)
Net income	—	—	—	—	13,162	13,162
Balance, March 31, 2024	42,445,406	$486,375	$65,638	$(113)	$(319,947)	$231,953
Share-based compensation expense	—	—	6,519	—	—	6,519
Exercise of stock options	127	—	—	—	—	—
Other comprehensive loss	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(34,774)	(34,774)
Balance, June 30, 2024	42,445,533	$486,375	$72,157	$(134)	$(354,721)	$203,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss for the period	$(21,612)	$(46,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,994	12,327
Depreciation expense	989	947
Non-cash lease expense	1,131	1,086
Foreign exchange (gain) loss	(27)	60
Net accretion of marketable securities	(2,908)	(3,928)
Changes in operating assets and liabilities:
Prepaid expenses	(1,024)	1,518
Other current receivables	910	(988)
Other non-current assets	89	89
Accounts payable	4,785	4,429
Accrued expenses and other current liabilities	(1,731)	(17)
Operating lease liability, current portion	(401)	72
Income taxes	940	(2,991)
Operating lease liability, net of current portion	(765)	(1,172)
Deferred revenue	(11,952)	(30,677)
Net cash used in operating activities	(18,582)	(66,132)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(1,540)
Proceeds from maturities of marketable securities	89,015	169,000
Purchase of marketable securities	(102,213)	(145,796)
Net cash (used in) provided by investing activities	(13,198)	21,664
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	17	44
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	358	409
Net cash provided by financing activities	375	453
Effect of exchange rate fluctuations on cash held	(43)	38
Net Decrease In Cash And Cash Equivalents	(31,448)	(43,977)
Cash and cash equivalents at beginning of period	111,268	159,521
Cash and cash equivalents at end of period	$79,820	$115,544

Supplemental Disclosure Of Cash Flow Information:
Right-of-use asset obtained in exchange for new operating lease liability	$—	$149

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2024, the consolidated results of its operations for the three and six months ended June 30, 2024 and 2023, its statements of shareholders’ equity for the three and six months ended June 30, 2024 and 2023 and its consolidated cash flows for the six months ended June 30, 2024 and 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2023 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Smaller Reporting Company

Repare qualifies as a “smaller reporting company” under the Exchange Act as of June 30, 2024 because the market value of its common shares held by non-affiliates was less than $200 million as of June 30, 2024. As a smaller reporting company, Repare may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as the Company remains a smaller reporting company, it is permitted and intends to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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

In December 2023, the FASB amended the guidance in ASU 740, Income Taxes, to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The new guidance is effective for public entities in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of this amendment on its consolidated financial statements.

3. Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2024
Cash and cash equivalents:
Cash	$44,565	$—	$—	$44,565
Money market funds	35,255	—	—	35,255
Total cash and cash equivalents:	$79,820	$—	$—	$79,820
Marketable securities:
Commercial paper	$109,240	$5	$(106)	$109,139
Corporate debt securities	19,198	—	(34)	19,164
Total marketable securities	$128,438	$5	$(140)	$128,303

As of December 31, 2023
Cash and cash equivalents:
Cash	$44,462	$—	$—	$44,462
Money market funds	36,991	—	—	36,991
Commercial paper	29,811	4	—	29,815
Total cash and cash equivalents:	$111,264	$4	$—	$111,268
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$22,434	$—	$(25)	$22,409
Commercial paper	89,901	60	(11)	89,950
Total marketable securities	$112,335	$60	$(36)	$112,359

Interest receivable was $0.4 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively, and is included in other current receivables.

The Company held available-for-sale marketable securities with an aggregate fair value of $103.5 million and $58.6 million that were in an immaterial, unrealized loss position as of June 30, 2024 and December 31, 2023, respectively, as shown in the table above. These marketable securities have been in an unrealized loss position for less than twelve months. The unrealized losses as of June 30, 2024 and December 31, 2023, were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the six months ended June 30, 2024 and 2023.

The Company recognized a net unrealized loss of nil and $0.2 million in other comprehensive (loss) income in the three months ended June 30, 2024 and 2023, respectively, and a net unrealized loss of $0.2 million and nil in the six months ended June 30, 2024 and 2023, respectively, in relation to its cash and cash equivalents and marketable securities.

The maturities of the Company’s marketable securities as of June 30, 2024 and December 31, 2023 are less than one year.

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
	(in thousands)
As of June 30, 2024
Assets
Cash equivalents:
Money market funds	$35,255	$35,255	$—	$—
Total cash equivalents	35,255	35,255	—	—
Marketable securities:
Commercial paper	109,139	—	109,139	—
Corporate debt securities	19,164	—	19,164	—
Total marketable securities	128,303	—	128,303	—
Total financial assets	$163,558	$35,255	$128,303	$—

As of December 31, 2023
Assets
Cash equivalents:
Money market funds	$36,991	$36,991	$—	$—
Commercial paper	29,815	—	29,815	—
Total cash equivalents	66,806	36,991	29,815	—
Marketable securities:
U.S. Treasury and government-sponsored enterprises	22,409	—	22,409	—
Commercial paper	89,950	—	89,950	—
Total marketable securities	112,359	—	112,359	—
Total financial assets	$179,165	$36,991	$142,174	$—

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

During the six months ended June 30, 2024, there were no transfers between fair value measure levels.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2024	As of December 31, 2023
	(in thousands)
Accrued research and development expense	$17,044	$16,251
Accrued compensation and benefits	4,376	6,981
Accrued professional services	555	631
Other	335	194
Total accrued expenses and other current liabilities	$22,310	$24,057

6. Collaborative Arrangements

Debiopharm Clinical Study and Collaboration Agreement

In January 2024, the Company entered into a clinical study and collaboration agreement with Debiopharm International S.A. (“Debiopharm”), a privately-owned, Swiss-based biopharmaceutical company, with the aim to explore the synergy between the Company’s compound, lunresertib, and Debiopharm’s compound, Debio 0123, a WEE1 inhibitor (the “Debio Collaboration Agreement”). The Company and Debiopharm are collaborating on the development of a combination therapy, with the Company sponsoring the global study, and will share all costs equally. The Company and Debiopharm are each supplying their respective drugs and retain all commercial rights to their respective compounds, including as monotherapy or as combination therapies. The activities associated with the Debio Collaboration Agreement are coordinated by a joint steering committee, which is comprised of an equal number of representatives from the Company and Debiopharm.

Based on the terms of the Debio Collaboration Agreement, the Company concluded that the Debio Collaboration Agreement meets the requirements of a collaboration within the guidance of ASC 808, Collaborative Arrangements, as both parties are active participants in the combination trial and are exposed to significant risks and rewards depending on the success of the combination trial. Accordingly, the net costs associated with the co-development are expensed as incurred and recognized within research and development expenses in the consolidated statement of operations and comprehensive loss.

During the three and six months ended June 30, 2024, the Company recognized $0.9 million and $1.4 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement, and recorded a receivable from Debiopharm of $0.7 million as of June 30, 2024 in other current receivables.

7. Revenue recognition from Collaboration and License Agreements

The following table presents revenue from collaboration agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Roche Collaboration and License Agreement	$1,073	$4,825	$50,888	$10,137
Bristol-Myers Squibb Collaboration and License Agreement	—	14,951	2,589	15,317
Ono Collaboration Agreement	—	10,473	—	10,473
Total revenue	$1,073	$30,249	$53,477	$35,927

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

In February 2024, the Company received a $40.0 million milestone payment from Roche that was earned upon dosing of the first patient with camonsertib in Roche’s Phase 2 TAPISTRY trial in January 2024.

In March 2024, the Company received a further payment of $4.0 million for revisions to the clinical development plan under the Roche Agreement, of which $2.1 million was previously recorded as a receivable at December 31, 2023. The transaction price was updated for this additional consideration received, as well as other adjustments of $0.5 million pursuant to the termination of the agreement.

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2023	$9,463
Increase in collaboration revenue	41,425
Recognition as revenue, as the result of performance obligations satisfied	(50,888)
Balance as of June 30, 2024	$-

The Company recognized $1.1 million and $4.8 million for the three months ended June 30, 2024 and 2023, respectively, and $50.9 million and $10.1 million for the six months ended June 30, 2024 and 2023, respectively, as revenue associated with the Roche Agreement in relation to (i) the recognition of revenue upon the $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the recognition of all remaining deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

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

Deferred revenue pertaining to the BMS Agreement	Options to license undruggable targets
(in thousands)
Balance as of December 31, 2023	$2,489
Increase in collaboration revenue	100
Recognition as revenue, as the result of performance obligations satisfied	(2,589)
Balance as of June 30, 2024	$—

In March 2024, Bristol-Myers Squibb exercised its one remaining option for an undruggable target. As a result, the Company recognized $2.6 million as revenue related to undruggable targets, including the option fee payment of $0.1 million.

Ono Collaboration Agreement

In January 2019, the Company entered into a research services, license and collaboration agreement, (the “Ono Agreement”), with Ono Pharmaceutical Company Ltd., or (“Ono”), pursuant to which the Company and Ono agreed to collaborate in the research of potential product candidates targeting Polθ and the development of the Company’s small molecule Polθ inhibitor program. In June 2023, the Company and Ono determined not to further extend the term of the Ono Agreement. As a result, no product candidate would be licensed to Ono pursuant to the terms of the Ono Agreement. The Company recognized approximately $10.5 million as revenue for the three and six months ended June 30, 2023 with regards to the performance obligation under the Ono Agreement. The Company did not recognize any revenue pursuant to the Ono Agreement during the three and six months ended June 30, 2024.

8. Leases

The Company has historically entered into lease arrangements for its facilities. As of June 30, 2024, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

The following tables contain a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating Leases - Lease Costs
Operating lease costs	$593	$593	$1,187	$1,186
Short-term lease costs	15	32	34	46
Variable lease costs	83	60	168	100
Total lease costs	$691	$685	$1,389	$1,332

	Six Months Ended June 30,
	2024	2023
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$1,223	$1,202
Right-of-use assets obtained in exchange for new operating lease liability	$—	$149
Weighted-average remaining lease term (in years)	1.00	1.95
Weighted-average discount rate	4.3%	4.1%

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

The Company issued 60,618 common shares under the ESPP for the six months ended June 30, 2024, at a weighted-average price per share of $5.91, for aggregate proceeds of $0.4 million.

As of June 30, 2024, the number of common shares that may be issued under the ESPP is 1,772,568.

2020 Equity Inventive Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the ”2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants including but not limited to stock options and restricted share units. The aggregate number of common shares reserved and available for issuance under the 2020 Plan has automatically increased on January 1 of each year beginning on January 1, 2021 and will continue to increase on January 1 of each year through and including January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

As of June 30, 2024, the number of common shares reserved for issuance under the 2020 Plan is 12,144,106.

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

Stock Options

The following table summarizes the Company’s stock options activity:

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2024	10,097,771	$13.77
Granted	1,621,082	$6.48
Exercised	(8,612)	$1.99
Cancelled or forfeited	(421,652)	$14.02
Outstanding, June 30, 2024	11,288,589	$12.72

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Fair value of stock options	$2.67	$7.08	$4.72	$8.33
Risk-free interest rate	4.30%	3.75%	4.21%	3.68%
Expected terms (in years)	5.33	5.81	5.97	6.00
Expected volatility	83.57%	80.78%	83.08%	81.48%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Share Units

The following table summarizes the Company’s restricted share unit activity:

	Number of shares	Weighted average grant date fair value
Outstanding, January 1, 2024	603,685	$12.42
Awarded	527,273	$6.95
Vested and released	(200,262)	$12.42
Forfeited	(59,633)	$11.34
Outstanding, June 30, 2024	871,063	$9.18

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common shares on that same date.

Share-Based Compensation

Share-based compensation expense for all awards was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Research and development	$3,694	$3,329	$7,113	$6,548
General and administrative	2,825	2,936	5,881	5,779
Total share-based compensation expense	$6,519	$6,265	$12,994	$12,327

Share-based compensation expense by type of award was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	$5,605	$5,561	$11,290	$11,098
Restricted share units	803	620	1,512	1,045
ESPP	111	84	192	184
Total share-based compensation expense	$6,519	$6,265	$12,994	$12,327

As of June 30, 2024, there was $31.3 million and $6.7 million of unrecognized share-based compensation expense to be recognized over a weighted average period of 1.4 years and 2.2 years related to unvested stock options and unvested restricted share units, respectively.

11. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(34,774)	$(11,946)	$(21,612)	$(46,887)
Denominator:
Weighted-average common shares outstanding — basic and diluted	42,445,462	42,089,530	42,339,732	42,065,237
Net loss per share - basic and diluted	$(0.82)	$(0.28)	$(0.51)	$(1.11)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common shares	11,288,589	10,030,741	11,288,589	10,030,741
Restricted share units	871,063	609,710	871,063	609,710
Estimated shares issuable under the ESPP	78,964	48,316	78,964	48,316

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with (i) our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2023 included in our Annual Report on Form 10-K (the “Annual Report”), filed with the Securities and Exchange Commission, (the “SEC”), on February 28, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leading clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality (“SL”) represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies that preferentially treat cancers due to mechanisms of genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair.

Our Pipeline

Using our SNIPRx platform, we have internally developed four clinical or near-term clinical therapeutic candidates.

1.
Lunresertib (RP-6306) is a first-in-class, selective and potent oral small molecule inhibitor of PKMYT1 (Protein Kinase Membrane-associated tyrosine- and threonine- specific cdc-2 inhibitory kinase), a cancer target we discovered and identified as synthetic lethal with cyclin E1 (“CCNE1”) amplification, or deleterious alterations in FBXW7 or PPP2R1A in solid tumors such as gynecological, colorectal and upper gastrointestinal malignancies. Lunresertib is currently the sole PKMYT1 inhibitor known to be in clinical trials and is being evaluated alone and in combinations across several clinical trials in the United States, United Kingdom, European Union and Canada.

We presented positive initial Phase 1 data from our ongoing Phase 1 MYTHIC trial demonstrating proof of concept for lunresertib alone and in combination with camonsertib at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in October 2023. Lunresertib was shown to be well tolerated, with a compelling safety profile. We further presented anti-tumor activity for lunresertib in combination with camonsertib. In the fourth quarter of 2024, we expect to provide updated MYTHIC data from ovarian and endometrial cancer expansion cohorts in approximately 20-30 patients each with the lunresertib and camonsertib combination. This data, if positive, may lead us to initiate a first pivotal trial in an indication for lunresertib and camonsertib in 2025. In the third quarter of 2023, we received Fast Track designation for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or

FBXW7 or PPP2R1A mutated endometrial cancer. In May 2024, we announced that an updated dosing schedule approach based on the patient’s entry hemoglobin level was agreed to by the U.S. Food and Drug Administration (the “FDA”) in March 2024, and results in improved tolerability of the lunresertib and camonsertib combination, reducing Grade 3 anemia from a reported level of 45% as of the data cut-off date of September 2023 to a reported level of 25% as of March 2024 in patients treated at the recommended Phase 2 dose and using the updated dosing schedule. The FDA has agreed with the recommended Phase 2 dose of lunresertib 80mg twice daily and camonsertib 80mg once daily for the MYTHIC trial. In June 2024, we were granted Fast-Track designation by the FDA for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A-mutated platinum-resistant ovarian cancer. In preparation for a potential registrational clinical trial start in 2025, we formed a collaboration with Foundation Medicine, Inc. to provide prospective genomic profiling to patients in the ongoing MYTHIC study of lunresertib alone or in combinations in genomically-defined patient populations. We are additionally exploring opportunities with Foundation Medicine to develop FoundationOne®CDx, a tissue-based comprehensive genomic profiling test, as a companion diagnostic for the lunresertib program.

We initiated additional Phase 1 combination clinical trials of lunresertib with gemcitabine (MAGNETIC) in December 2021 and with FOLFIRI (MINOTAUR) in August 2022. In May 2024, we announced preliminary safety data for MINOTAUR demonstrating no significant incremental toxicities for the lunresertib and FOLFIRI combination over FOLFIRI alone and an early signal with favorable tolerability in colorectal and other gastrointestinal tumors. We announced positive initial data from the ongoing Phase 1 MINOTAUR clinical trial at the European Society of Medical Oncology (“ESMO”) Gastrointestinal (GI) Cancers Congress in June 2024. In the fourth quarter of 2022, we received Fast Track designation for lunresertib in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7, or PPP2R1A mutated platinum resistant ovarian cancer. We are collaborating with the Canadian Cancer Trials Group in an ongoing basket Phase 2 Investigator Sponsored Clinical Trial (“IST”) that is enrolling patients with selected, advanced cancers receiving lunresertib as combination (NCT05605509). A sub-study to that protocol will evaluate lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440) was activated more recently and is also currently enrolling patients. We are also collaborating with University Health Network, Toronto on an investigator-sponsored Phase 1 clinical trial of lunresertib in combination with carboplatin and paclitaxel in TP53 ovarian and uterine cancer (NCT06107868) and such trial is currently enrolling patients.

In January 2024, we announced our collaboration with Debiopharm International S.A. (“Debiopharm”), a Swiss-based biopharmaceutical company. As part of this collaboration, we will sponsor a global trial as a new arm in the ongoing MYTHIC trial combining lunresertib with Debio 0123, a highly selective, brain penetrant, clinical WEE1 inhibitor. We announced the first patient was dosed with the synergistic lunresertib and Debio 0123 combination in April 2024. This is the first clinical trial inhibiting both PKMYT1 and WEE1. We expect to report initial data from this MYTHIC arm in 2025.

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

In June 2022, we entered into a worldwide license and collaboration agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively “Roche”) for the development and commercialization of camonsertib, which resulted in an initial $125 million upfront payment. In February 2024, we received a $40 million milestone payment from Roche upon dosing of the first patient with camonsertib in Roche’s TAPISTRY trial. Since inception of the Roche camonsertib collaboration, we have received a cumulative total of $182.6 million, including the upfront payment, the milestone payment, as well as additional reimbursements from Roche. On February 7, 2024, we received written notice from Roche of their election to terminate the Roche camonsertib collaboration. The termination became effective in May 2024, at which time we regained global development and commercialization rights for camonsertib from Roche. We engaged in transition activities related to the termination in the first half of 2024 and announced an expansion of the TRESR clinical trial as a Phase 2 clinical trial evaluating camonsertib monotherapy in approximately 20 patients with ATM-mutated (“ATMm”) NSCLC, supported by early, promising camonsertib monotherapy signal in patients with ATMm NSCLC from the ongoing Phase 1/2 TRESR trial. We expect to report initial data from the TRESR trial in 2025.

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

We reported comprehensive preclinical data for RP-1664 in November 2023, including deep tumor growth inhibition and regressions in multiple TRIM37-high solid tumor or neuroblastoma xenograft models. The preclinical in vivo animal model evaluations were performed both internally and in collaboration with Children’s Hospital of Philadelphia. In February 2024, we dosed the first patient in the LIONS (PLK4 Inhibitor in Advanced Solid Tumors) clinical trial, a multicenter, open-label Phase 1 clinical trial to investigate safety, pharmacokinetics, pharmacodynamics and the preliminary efficacy of RP-1664. After evaluating safety in adult patients with recurrent solid tumors in the LIONS clinical trial, we expect to move into a Phase 1/2 clinical trial in patients with high risk, recurrent pediatric neuroblastoma, where the patients have limited treatment options and a high prevalence of TRIM37-altered tumors.

4.
RP-3467 is a potential best-in-class inhibitor of adenosinetriphosphatase (“ATPase”) activity on the helicase domain of DNA polymerase theta (“Polθ”). Polθ is a synthetic lethal target associated with homologous recombination deficiency tumors, including those with BRCA1/2 mutations or other genomic alterations. Data suggest that RP-3467 works effectively and synergistically with therapies that result in double stranded DNA breaks, such as PARP inhibition, radioligand therapy and multiple chemotherapies and antibody-drug conjugates. Initial data suggest that Polθ inhibition may interfere with mechanisms central to the development of PARPi resistance, which could be relevant to currently marketed PARP 1/2 inhibitors and the emerging PARP1-selective inhibitors. We also reported comprehensive preclinical data for RP-3467 in November 2023, in which RP-3467 demonstrated complete, sustained regressions in combination with PARP inhibitors and compelling anti-tumor activity in combination with RLT and chemotherapy. We expect to initiate a Phase 1 clinical trial of RP-3467 in the second half of 2024.

Recent Developments

•
Lunresertib (RP-6306)
o
Currently evaluating lunresertib in combination with camonsertib in our MYTHIC dose expansion clinical trial at the recommended Phase 2 dose (RP2D) in patients with platinum-resistant ovarian and endometrial cancers harboring CCNE1 amplification or FBXW7 or PPP2R1A mutations, which are predictive of poor prognosis. We expect to report data from approximately 20-30 patients in each cohort in the fourth quarter of 2024.
o
In preparation for a potential registrational clinical trial start in 2025, we formed a collaboration with Foundation Medicine, Inc. to provide prospective genomic profiling for patients in the ongoing MYTHIC clinical trial. Additionally, we are exploring opportunities with Foundation Medicine to develop FoundationOne®CDx, a tissue-based comprehensive genomic profiling test, as a companion diagnostic for the lunresertib program.
o
Granted Fast-Track designation by the FDA in June 2024 for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A-mutated platinum-resistant ovarian cancer.
o
Dosed the first patient in Module 4 of the ongoing MYTHIC clinical trial investigating lunresertib in combination with Debio 0123, an oral, brain-penetrant, highly selective WEE1 kinase inhibitor. We expect to report initial data from this module in 2025.
o
Announced positive initial data from the ongoing Phase 1 MINOTAUR clinical trial evaluating lunresertib (RP-6306) in combination with FOLFIRI in patients with advanced solid tumors at the ESMO GI Cancers Congress in June 2024. The data showed the lunresertib combination therapy was well tolerated without excess toxicity above expected rates for lunresertib or standard FOLFIRI alone.
•
Camonsertib (RP-3500)
o
Dosed the first patient in the camonsertib monotherapy non-small cell lung cancer (NSCLC) expansion of the TRESR clinical trial. The NSCLC expansion is expected to enroll up to 20 patients with ATR-inhibitor sensitizing mutations in NSCLC to study the efficacy of camonsertib at the RP2D. We expect to report initial data from the TRESR trial in 2025.
•
RP-1664
o
Actively enrolling patients into the Phase 1 LIONS trial evaluating RP-1664 in adult and adolescent patients with TRIM37-high advanced solid tumors and other biomarkers. We expect to rapidly advance RP-1664 into a Phase 1/2 clinical trial in pediatric patients with high risk, recurrent neuroblastoma, where the patients have a high prevalence of TRIM37-altered tumors, after evaluating the safety profile in the LIONS trial.
•
RP-3467
o
Initiation of a Phase 1 dose finding trial of RP-3467 is expected in the fourth quarter of 2024.
•
Corporate
o
Welcomed Steven H. Stein, M.D., Chief Medical Officer of Incyte Corporation, to our Board of Directors, effective as of June 17, 2024, the date of our 2024 annual meeting of shareholders. Effective as of the date of filing, Briggs Morrison, M.D. is stepping down from the Board after seven years of service.

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

As of June 30, 2024, we had cash and cash equivalents and marketable securities on hand of $208.1 million. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements at least into mid-2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Since inception, we have incurred significant operating losses. Our net losses were $93.8 million and $29.0 million for the years ended December 31, 2023 and 2022, respectively, and $21.6 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $354.7 million.

We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. Our net losses are also expected to be impacted as we pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and SEC requirements, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, and our revenue and expenses recognized from collaboration and license agreements.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the United States, Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including health pandemics, changes in inflation, interest rates and foreign currency exchange rates, banking crises or disruptions in access to bank deposits or lending commitments, natural disasters, geopolitical instability resulting from war, terrorism and other violence, as well as supply chain disruptions have led to economic uncertainty globally and could impact our overall business operations. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

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

The following table presents revenue from our collaboration agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Roche Collaboration and License Agreement	$1,073	$4,825	$50,888	$10,137
Bristol-Myers Squibb Collaboration and License Agreement	—	14,951	2,589	15,317
Ono Collaboration Agreement	—	10,473	—	10,473
Total revenue	$1,073	$30,249	$53,477	$35,927

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

In February 2024, we received a $40 million milestone payment from Roche that was earned upon dosing of the first patient with camonsertib in Roche’s Phase 2 TAPISTRY trial in January 2024.

In March 2024, we received a further payment of $4.0 million for revisions to the clinical development plan under the Roche Agreement, of which $2.1 million was previously recorded as a receivable on our balance sheet at December 31, 2023.

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2023	$9,463
Increase in collaboration revenue	41,425
Recognition as revenue, as the result of performance obligations satisfied	(50,888)
Balance as of June 30, 2024	$-

We recognized $1.1 million and $4.8 million for the three months ended June 30, 2024 and 2023, respectively, and $50.9 million and $10.1 million for the six months ended June 30, 2024 and 2023, respectively as revenue associated with the Roche Agreement in relation to (i) the recognition of revenue from the $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the recognition of all remaining deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

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

Ono Collaboration Agreement

In January 2019, we entered into a research services, license and collaboration agreement, or the Ono Agreement, with Ono Pharmaceutical Company Ltd., or Ono, pursuant to which we and Ono agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. In June 2023, we and Ono determined not to further extend the Term of the Ono Agreement. As a result, no product candidate would be licensed to Ono pursuant to the terms of the Ono Agreement. We recognized approximately $10.5 million as revenue for the three and six months ended June 30, 2023 with regards to the performance obligation under the Ono Agreement. We did not recognize any revenue pursuant to the Ono Agreement during the three and six months ended June 30, 2024.

Operating Expenses

Debiopharm Collaborative Arrangement

In January 2024, we entered into a clinical study and collaboration agreement, or the Debio Collaboration Agreement, with Debiopharm International S.A., or Debiopharm, a privately-owned, Swiss-based biopharmaceutical company, with the aim to explore the synergy between our compound, lunresertib, and Debiopharm’s compound, Debio 0123, a WEE1 inhibitor. We are collaborating with Debiopharm on the development of a combination therapy, with us sponsoring the global study, and will share all costs equally. Both parties are each supplying their respective drugs and retain all commercial rights to their respective compounds, including as monotherapy or as combination therapies. The activities associated with the Debio Collaboration Agreement are coordinated by a joint steering committee, which is comprised of an equal number of representatives from both parties.

Based on the terms of the Debio Collaboration Agreement, we concluded that the Debio Collaboration Agreement meets the requirements of a collaboration within the guidance of ASC 808, “Collaborative Arrangements”, as both parties are active participants in the combination trial and are exposed to significant risks and rewards depending on the success of the combination trial. Accordingly, the net costs associated with the co-development are expensed as incurred and recognized within research and development expenses in our consolidated statement of operations and comprehensive loss.

During the three and six months ended June 30, 2024, we recognized $0.9 million and $1.4 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement, and recorded a receivable from Debiopharm of $0.7 million as of June 30, 2024 in “other current receivables”.

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

The following table summarizes our research and development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Discovery costs
Direct external costs	$1,398	$1,950	$3,124	$3,561
Laboratory supplies and research materials	959	1,127	1,957	2,033
Personnel related costs	3,232	3,141	6,418	6,263
Facilities related costs	393	375	798	739
Other costs	842	937	1,754	1,848
	6,824	7,530	14,051	14,444
Development
Direct external costs
Camonsertib program*	3,961	5,595	7,941	11,551
Lunresertib program*	7,660	8,222	15,767	14,243
RP-1664 program	1,412	2,002	3,008	3,300
RP-3467 and Polθ program	773	1,273	2,328	3,024
Personnel related costs	9,186	8,047	18,845	17,131
Facilities related costs	213	215	421	417
Other costs*	1,186	1,268	2,618	2,251
Debiopharm development cost reimbursement	(880)	—	(1,380)	—
	23,511	26,622	49,548	51,917
R&D tax credits	(260)	(364)	(554)	(743)
Total research and development costs	$30,075	$33,788	$63,045	$65,618

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

We anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and directors’ and officers’ insurance costs as well as investor and public relations expenses.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue:
Collaboration agreements	$1,073	$30,249	$(29,176)
Operating expenses:
Research and development, net of tax credits	30,075	33,788	(3,713)
General and administrative	8,317	8,719	(402)
Total operating expenses	38,392	42,507	(4,115)
Loss from operations	(37,319)	(12,258)	(25,061)
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	6	(41)	47
Interest income	2,894	3,489	(595)
Other expense	(29)	(26)	(3)
Total other income, net	2,871	3,422	(551)
Loss before income taxes	(34,448)	(8,836)	(25,612)
Income tax expense	(326)	(3,110)	2,784
Net loss	$(34,774)	$(11,946)	$(22,828)

Revenue

Revenue was $1.1 million for the three months ended June 30, 2024, compared to $30.2 million for the three months ended June 30, 2023. The decrease of $29.1 million was primarily due to:

•
a $3.7 million decrease in revenue recognized under the Roche Agreement in relation to the research and development services performed towards the completion of the Continuing Trials; and
•
a $14.9 million decrease in revenue recognized under the BMS Agreement which expired in November 2023; and
•
a $10.5 million decrease in revenue recognized under the Ono Agreement which expired in June 2023.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $30.1 million for the three months ended June 30, 2024, compared to $33.8 million for the three months ended June 30, 2023. The decrease of $3.7 million was primarily due to:

•
a $1.6 million decrease in direct external costs of the camonsertib program as a result of the Phase 1/2 TRESR and ATTACC clinical trials which are fully enrolled and expected to be completed in 2024;
•
a $1.7 million decrease in other direct external costs related to discovery programs ($0.6 million), the RP-1664 program ($0.6 million) and the RP-3467 program ($0.5 million);
•
a $0.6 million decrease in direct external costs of the lunresertib program as a result of the Phase 1 Magnetic and Minotaur clinical trials which are fully enrolled;
•
a $1.2 million increase in personnel-related costs, including a $0.4 million increase in share-based compensation; and
•
a $0.9 million increase in the Debiopharm development cost reimbursement.

General and Administrative Expenses

General and administrative expenses were $8.3 million for the three months ended June 30, 2024, compared to $8.7 million for the three months ended June 30, 2023. The decrease of $0.4 million in general and administrative expenses consisted of:

•
a $0.5 million decrease in our D&O insurance premium; and
•
a $0.1 million increase in other general and administrative expenses.

Other Income (Expense), Net

Other income, net was $2.9 million and $3.4 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $0.5 million was primarily attributable to a decrease in cash and cash equivalents and marketable securities.

Income Tax Expense

Income tax expense were $0.3 million and $3.1 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of $2.8 million was primarily due to the issuance of IRC Section 174 guidance on September 8, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenue:
Collaboration agreements	$53,477	$35,927	$17,550
Operating expenses:
Research and development, net of tax credits	63,045	65,618	(2,573)
General and administrative	16,935	17,248	(313)
Total operating expenses	79,980	82,866	(2,886)
Loss from operations	(26,503)	(46,939)	20,436
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	37	(97)	134
Interest income	5,862	6,916	(1,054)
Other expense	(53)	(41)	(12)
Total other income, net	5,846	6,778	(932)
Loss before income taxes	(20,657)	(40,161)	19,504
Income tax expense	(955)	(6,726)	5,771
Net loss	$(21,612)	$(46,887)	$25,275

Revenue

Revenue was $53.5 million for the six months ended June 30, 2024, compared to $35.9 million for the six months ended June 30, 2023. The increase of $17.6 million was due to:

•
a $40.8 million increase in revenue recognized under the Roche Agreement as a result of the $40.0 million milestone achievement in the first quarter of 2024;
•
a $12.7 million decrease in revenue recognized under the BMS Agreement which expired in November 2023; and
•
a $10.5 million decrease in revenue recognized under the Ono Agreement which expired in June 2023.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $63.0 million for the six months ended June 30, 2024, compared to $65.6 million for the six months ended June 30, 2023. The decrease of $2.6 million was primarily due to:

•
a $3.6 million decrease in direct external costs of the camonsertib program for the Phase 1/2 TRESR and ATTACC clinical trials that are fully enrolled and expected to be completed in 2024;
•
a $1.4 million decrease in other direct external costs related to discovery programs ($0.4 million), the RP-1664 program ($0.3 million) and the RP-3467 program ($0.7 million);
•
a $1.5 million increase in direct external costs with the advancement of clinical trials for lunresertib;
•
a $0.4 million increase in other research and material expense including IT related costs;
•
a $1.9 million increase in personnel-related costs, including a $0.6 million increase in share-based compensation; and
•
a $1.4 million increase in the Debiopharm development cost reimbursement.

General and Administrative Expenses

General and administrative expenses were $16.9 million for the six months ended June 30, 2024, compared to $17.2 million for the six months ended June 30, 2023. The decrease of $0.3 million in general and administrative expenses consisted of:

•
a $1.1 million decrease in our D&O insurance premium;
•
a $0.5 million increase in personnel related costs, including a $0.1 million increase in share-based compensation; and

•
a $0.3 million increase in other general and administrative expenses consisting mostly of costs related to IT and professional fees.

Other Income (Expense), Net

Other income, net was $5.8 million and $6.8 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $1.0 million was primarily attributable to a decrease in cash and cash equivalents and marketable securities.

Income Tax Expense

Income tax expense were $1.0 million and $6.7 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of $5.7 million was primarily due to the issuance of IRC Section 174 guidance on September 8, 2023.

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

In August 2022, we entered into a Common Shares Sale Agreement, or the Sales Agreement, with Cowen and Company, LLC. Under the Sales Agreement, we may sell up to $125.0 million in common shares. No shares have been issued under the Sales Agreement as of the date of this Quarterly Report on Form 10-Q.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct certain U.S.-based research and development expenditures in the current fiscal year and required taxpayers to amortize them over five years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC. This provision increased our 2023 and 2022 cash payments of income taxes significantly as compared to 2021 in compliance with IRC Section 174. In September 2023, new interim guidance was issued by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of such expenses. An income tax receivable in the amount of $12.1 million as of June 30, 2024 reflects the overpayment of tax installments by our U.S. subsidiary (net of a $4.8 million refund received in October 2023). Any changes to tax legislation may materially affect our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of June 30, 2024, our cash and cash equivalents and marketable securities on hand was $208.1 million. We believe that our existing cash and cash equivalents and marketable securities on hand will be sufficient to fund our anticipated operating and capital expenditure requirements at least into mid-2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the initiation, timing, costs, progress and results of our product candidates, including our ongoing Phase 1 clinical trials of lunresertib, camonsertib and RP-1664;
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

Cash Flows

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(18,582)	$(66,132)	$47,550
Net cash (used in) provided by investing activities	(13,198)	21,664	(34,862)
Net cash provided by financing activities	375	453	(78)
Effect of exchange rate fluctuations on cash held	(43)	38	(81)
Net Decrease In Cash And Cash Equivalents	$(31,448)	$(43,977)	$12,529

Operating Activities

Net cash used in operating activities was $18.6 million for the six months ended June 30, 2024, reflecting a net loss of $21.6 million, a net change of $9.2 million in our net operating assets, offset by non-cash charges of $12.2 million. The non-cash charges primarily consist of share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense, and non-cash lease expense offset by the net accretion of marketable securities. The change in our net operating assets was due to decreases of $12.0 million in deferred revenue, $1.7 million in accrued expenses and other current liabilities, $1.1 million in operating lease liability and $1.0 million in prepaid expenses, offset by increases of $0.9 million in other current receivables, $0.9 million in income taxes and $4.8 million in accounts payable.

Net cash used in operating activities was $66.1 million for the six months ended June 30, 2023, reflecting a net loss of $46.9 million, a net change of $29.7 million in our net operating assets, offset by non-cash charges of $10.5 million. The non-cash charges primarily consist of share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense, and non-cash lease expense offset by the net accretion of marketable securities. The change in our net operating assets was primarily due to a decrease of $30.7 million in deferred revenue recognized during the six months ended June 30, 2023.

The $47.5 million increase in cash provided by operating activities for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 is primarily due to the $40.0 million milestone payment from Roche in the first quarter of 2024.

Investing Activities

Net cash used in investing activities was $13.2 million for the six months ended June 30, 2024 and resulted primarily from the purchases of marketable securities offset by proceeds on maturities of marketable securities.

Net cash provided by investing activities was $21.7 million for the six months ended June 30, 2023 and resulted primarily from proceeds on maturities of marketable securities offset by the purchases of marketable securities and property and equipment.

Financing Activities

Net cash provided by financing activities was $0.4 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively, consisting primarily of net proceeds from the issuance of common shares under the ESPP.

Material Cash Requirements

There were no material changes to our material cash requirements during the six months ended June 30, 2024 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the six months ended June 30, 2024, we earned $5.9 million in interest income from cash balances held in cash and cash equivalents and marketable securities. As of June 30, 2024, we have a balance of $208.1 million in cash, money market funds, commercial paper and corporate debt securities. Our investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollar at exchange rates in effect at each balance sheet date. Income items and expenses are translated using average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect our results of operations, financial potion or cash flows. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, other current receivables, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our Canadian dollar net exposure as of June 30, 2024, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in a decrease of approximately $0.1 million in our net loss.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

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

There were no material changes during the period covered in this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A of the Annual Report, except as follows:

We are a “smaller reporting company” and we cannot be certain if the reduced reporting requirements applicable to smaller reporting companies will make our common shares less attractive to investors.

Because the market value of our common shares held by non-affiliates was less than $200 million as of June 30, 2024, we qualify as a “smaller reporting company” under the Exchange Act as of June 30, 2024. We may continue to be a smaller reporting company if either (i) the market value of our common shares held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our common shares held by non-affiliates is less than $700 million. As a smaller reporting company, we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. For so long as we remain a smaller reporting company, we are permitted and intend to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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

None.

(b) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

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

REPARE THERAPEUTICS INC.

Date: August 6, 2024	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)