Form 10-Q
period 2024-09-30
Repare Therapeutics Inc.
filed 2024-11-07
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 42,510,708 of the registrant’s common shares, no par value per share, outstanding.

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
•
the timing of completion of enrollment and availability of data from our current preclinical studies and clinical trials, including ongoing clinical trials of lunresertib, camonsertib, RP-1664 and RP-3467;
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
•
the expected impact of the strategic reprioritization of our research and development activities, including with respect to anticipated cost savings; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors” in this Quarterly Report and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of September 30,	As of December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,541	$111,268
Marketable securities	98,891	112,359
Income tax receivable	10,974	10,813
Other current receivables	3,253	4,499
Prepaid expenses	6,744	4,749
Total current assets	200,403	243,688
Property and equipment, net	2,748	4,215
Operating lease right-of-use assets	2,473	3,326
Income tax receivable	586	2,276
Other assets	179	396
TOTAL ASSETS	$206,389	$253,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,655	$2,400
Accrued expenses and other current liabilities	18,212	24,057
Operating lease liability, current portion	2,217	2,400
Deferred revenue, current portion	—	10,222
Total current liabilities	31,084	39,079
Operating lease liability, net of current portion	346	1,010
Deferred revenue, net of current portion	—	1,730
TOTAL LIABILITIES	31,430	41,819
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024, and December 31, 2023	—	—
Common shares, no par value per share; unlimited shares authorized as of September 30, 2024 and December 31, 2023; 42,510,708 and 42,176,041 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	486,674	483,350
Additional paid-in capital	77,272	61,813
Accumulated other comprehensive income	140	28
Accumulated deficit	(389,127)	(333,109)
Total shareholders’ equity	174,959	212,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$206,389	$253,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Collaboration agreements	$—	$2,159	$53,477	$38,086
Operating expenses:
Research and development, net of tax credits	28,401	32,709	91,446	98,327
General and administrative	6,444	7,868	23,379	25,116
Restructuring	1,527	—	1,527	—
Total operating expenses	36,372	40,577	116,352	123,443
Loss from operations	(36,372)	(38,418)	(62,875)	(85,357)
Other income (expense), net
Realized and unrealized (loss) gain on foreign exchange	(19)	(40)	18	(137)
Interest income	2,512	3,312	8,374	10,228
Other expense	(42)	(32)	(95)	(73)
Total other income, net	2,451	3,240	8,297	10,018
Loss before income taxes	(33,921)	(35,178)	(54,578)	(75,339)
Income tax (expense) recovery	(485)	16,299	(1,440)	9,573
Net loss	$(34,406)	$(18,879)	$(56,018)	$(65,766)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities	$274	$172	$112	$176
Total other comprehensive income	274	172	112	176
Comprehensive loss	$(34,132)	$(18,707)	$(55,906)	$(65,590)
Net loss per share attributable to common shareholders - basic and diluted	$(0.81)	$(0.45)	$(1.32)	$(1.56)
Weighted-average common shares outstanding - basic and diluted	42,452,617	42,102,685	42,377,635	42,077,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2022	42,036,193	$482,032	$37,226	$(428)	$(239,313)	$279,517
Share-based compensation expense	—	—	6,062	—	—	6,062
Exercise of stock options	2,000	7	(3)	—	—	4
Issuance of common shares under the 2020 Employee Share Purchase Plan	41,703	638	(229)	—	—	409
Other comprehensive income	—	—	—	193	—	193
Net loss	—	—	—	—	(34,941)	(34,941)
Balance, March 31, 2023	42,079,896	$482,677	$43,056	$(235)	$(274,254)	$251,244
Share-based compensation expense	—	—	6,265	—	—	6,265
Exercise of stock options	14,050	62	(22)	—	—	40
Other comprehensive loss	—	—	—	(189)	—	(189)
Net loss	—	—	—	—	(11,946)	(11,946)
Balance, June 30, 2023	42,093,946	$482,739	$49,299	$(424)	$(286,200)	$245,414
Share-based compensation expense	—	—	6,377	—	—	6,377
Exercise of stock options	1,400	6	(2)	—	—	4
Issuance of common shares under the 2020 Employee Share Purchase Plan	33,905	439	(159)	—	—	280
Other comprehensive income	—	—	—	172	—	172
Net loss	—	—	—	—	(18,879)	(18,879)
Balance, September 30, 2023	42,129,251	$483,184	$55,515	$(252)	$(305,079)	$233,368

Balance, December 31, 2023	42,176,041	$483,350	$61,813	$28	$(333,109)	$212,082
Share-based compensation expense	—	—	6,475	—	—	6,475
Exercise of stock options	8,485	27	(10)	—	—	17
Issuance of common shares on vesting of restricted share units	200,262	2,488	(2,488)	—	—	—
Issuance of common shares under the 2020 Employee Share Purchase Plan	60,618	510	(152)	—	—	358
Other comprehensive loss	—	—	—	(141)	—	(141)
Net income	—	—	—	—	13,162	13,162
Balance, March 31, 2024	42,445,406	$486,375	$65,638	$(113)	$(319,947)	$231,953
Share-based compensation expense	—	—	6,519	—	—	6,519
Exercise of stock options	127	—	—	—	—	—
Other comprehensive loss	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	(34,774)	(34,774)
Balance, June 30, 2024	42,445,533	$486,375	$72,157	$(134)	$(354,721)	$203,677
Share-based compensation expense	—	—	5,248	—	—	5,248
Issuance of common shares under the 2020 Employee Share Purchase Plan	65,175	299	(133)	—	—	166
Other comprehensive income	—	—	—	274	—	274
Net loss	—	—	—	—	(34,406)	(34,406)
Balance, September 30, 2024	42,510,708	$486,674	$77,272	$140	$(389,127)	$174,959

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2024	2023
Cash Flows From Operating Activities:
Net loss for the period	$(56,018)	$(65,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	18,242	18,704
Depreciation expense	1,467	1,445
Non-cash lease expense	1,810	1,637
Foreign exchange (gain) loss	(35)	71
Net accretion of marketable securities	(4,298)	(5,809)
Changes in operating assets and liabilities:
Prepaid expenses	(1,995)	167
Other current receivables	1,246	559
Other non-current assets	204	100
Accounts payable	8,256	4,587
Accrued expenses and other current liabilities	(5,829)	(916)
Operating lease liability, current portion	(682)	117
Income taxes	1,529	(19,291)
Operating lease liability, net of current portion	(1,066)	(1,771)
Deferred revenue	(11,952)	(32,836)
Net cash used in operating activities	(49,121)	(99,002)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	(1,540)
Proceeds from maturities of marketable securities	132,015	222,000
Purchase of marketable securities	(114,133)	(174,298)
Net cash provided by investing activities	17,882	46,162
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	17	48
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	524	689
Net cash provided by financing activities	541	737
Effect of exchange rate fluctuations on cash held	(29)	(49)
Net Decrease In Cash And Cash Equivalents	(30,727)	(52,152)
Cash and cash equivalents at beginning of period	111,268	159,521
Cash and cash equivalents at end of period	$80,541	$107,369

Supplemental Disclosure Of Cash Flow Information:
Property and equipment purchases incurred but not yet paid	$—	$399
Right-of-use asset obtained in exchange for new operating lease liability	$957	$149

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2023, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2024, the consolidated results of its operations for the three and nine months ended September 30, 2024 and 2023, its statements of shareholders’ equity for the three and nine months ended September 30, 2024 and 2023 and its consolidated cash flows for the nine months ended September 30, 2024 and 2023.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2023 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Smaller Reporting Company

Repare qualified as a “smaller reporting company” under the Exchange Act as of June 30, 2024 because the market value of its common shares held by non-affiliates was less than $200 million as of June 30, 2024. As a smaller reporting company, Repare may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as the Company remains a smaller reporting company, it is permitted and intends to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

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

3. Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2024
Cash and cash equivalents:
Cash	$47,586	$—	$—	$47,586
Money market funds	29,970	—	—	29,970
Commercial paper	2,985	—	—	2,985
Total cash and cash equivalents:	$80,541	$—	$—	$80,541
Marketable securities:
Commercial paper	$77,473	$102	$—	$77,575
Corporate debt securities	21,278	38	—	21,316
Total marketable securities	$98,751	$140	$—	$98,891

As of December 31, 2023
Cash and cash equivalents:
Cash	$44,462	$—	$—	$44,462
Money market funds	36,991	—	—	36,991
Commercial paper	29,811	4	—	29,815
Total cash and cash equivalents:	$111,264	$4	$—	$111,268
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$22,434	$—	$(25)	$22,409
Commercial paper	89,901	60	(11)	89,950
Total marketable securities	$112,335	$60	$(36)	$112,359

Interest receivable was $0.3 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively, and is included in other current receivables.

The Company held available-for-sale marketable securities with an aggregate fair value of nil and $58.6 million in an immaterial, unrealized loss position as of September 30, 2024 and December 31, 2023, respectively, as shown in the table above. These marketable securities have been in an unrealized gain and loss position for less than twelve months. The unrealized losses as of December 31, 2023, were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the nine months ended September 30, 2024 and 2023.

The Company recognized a net unrealized gain of $0.3 million and $0.2 million in other comprehensive income in the three months ended September 30, 2024 and 2023, respectively, and a net unrealized gain of $0.1 million and $0.2 million in the nine months ended September 30, 2024 and 2023, respectively, in relation to its cash and cash equivalents and marketable securities.

The maturities of the Company’s marketable securities as of September 30, 2024 and December 31, 2023 are less than one year.

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
	(in thousands)
As of September 30, 2024
Assets
Cash equivalents:
Money market funds	$29,970	$29,970	$—	$—
Commercial paper	2,985	—	2,985	—
Total cash equivalents	32,955	29,970	2,985	—
Marketable securities:
Commercial paper	77,575	—	77,575	—
Corporate debt securities	21,316	—	21,316	—
Total marketable securities	98,891	—	98,891	—
Total financial assets	$131,846	$29,970	$101,876	$—

As of December 31, 2023
Assets
Cash equivalents:
Money market funds	$36,991	$36,991	$—	$—
Commercial paper	29,815	—	29,815	—
Total cash equivalents	66,806	36,991	29,815	—
Marketable securities:
U.S. Treasury and government-sponsored enterprises	22,409	—	22,409	—
Commercial paper	89,950	—	89,950	—
Total marketable securities	112,359	—	112,359	—
Total financial assets	$179,165	$36,991	$142,174	$—

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

During the nine months ended September 30, 2024, there were no transfers between fair value measure levels.

5. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2024	As of December 31, 2023
	(in thousands)
Accrued research and development expense	$12,289	$16,251
Accrued compensation and benefits	4,991	6,981
Accrued professional services	402	631
Accrued restructuring expenses	476	—
Other	54	194
Total accrued expenses and other current liabilities	$18,212	$24,057

6. Restructuring Expenses

In August 2024, the Company announced a strategic reprioritization of the Company's research and development activities to focus its efforts on the advancement of its portfolio of clinical-stage oncology programs. As part of this strategic refocus, the Company reduced its overall workforce by approximately 25%, with a majority of the headcount reductions from the Company’s preclinical group. For the three and nine months ended September 30, 2024, the Company incurred approximately $1.5 million in costs as part of this strategic refocus, comprised primarily of severance and termination benefits.

7. Collaborative Arrangements

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

Based on the terms of the Debio Collaboration Agreement, the Company concluded that the Debio Collaboration Agreement meets the requirements of a collaboration within the guidance of ASC 808, Collaborative Arrangements, as both parties are active participants in the combination trial and are exposed to significant risks and rewards depending on the success of the combination trial. Accordingly, the net costs associated with the co-development are expensed as incurred and recognized within research and development expenses in the condensed consolidated statement of operations and comprehensive loss.

During the three and nine months ended September 30, 2024, the Company recognized $0.8 million and $2.1 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement, and recorded a receivable from Debiopharm of $0.3 million as of September 30, 2024 in other current receivables.

8. Revenue recognition from Collaboration and License Agreements

The following table presents revenue from collaboration agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Roche Collaboration and License Agreement	$—	$1,659	$50,888	$11,796
Bristol-Myers Squibb Collaboration and License Agreement	—	500	2,589	15,817
Ono Collaboration Agreement	—	—	—	10,473
Total revenue	$—	$2,159	$53,477	$38,086

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

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2023	$9,463
Increase in collaboration revenue	41,425
Recognition as revenue, as the result of performance obligations satisfied	(50,888)
Balance as of September 30, 2024	$—

The Company recognized nil and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $50.9 million and $11.8 million for the nine months ended September 30, 2024 and 2023, respectively, as revenue associated with the Roche Agreement in relation to (i) the recognition of revenue upon the $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the recognition of all remaining deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

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

Deferred revenue pertaining to the BMS Agreement	Options to license undruggable targets
(in thousands)
Balance as of December 31, 2023	$2,489
Increase in collaboration revenue	100
Recognition as revenue, as the result of performance obligations satisfied	(2,589)
Balance as of September 30, 2024	$—

In March 2024, Bristol-Myers Squibb exercised its one remaining option for an undruggable target. As a result, the Company recognized $2.6 million as revenue related to undruggable targets, including the option fee payment of $0.1 million.

Ono Collaboration Agreement

In January 2019, the Company entered into a research services, license and collaboration agreement, (the “Ono Agreement”), with Ono Pharmaceutical Company Ltd., or (“Ono”), pursuant to which the Company and Ono agreed to collaborate in the research of potential product candidates targeting Polθ and the development of the Company’s small molecule Polθ inhibitor program. In June 2023, the Company and Ono determined not to further extend the term of the Ono Agreement. As a result, no product candidate would be licensed to Ono pursuant to the terms of the Ono Agreement. The Company recognized approximately $10.5 million as revenue for the nine months ended September 30, 2023 with regards to the performance obligation under the Ono Agreement. The Company did not recognize any revenue pursuant to the Ono Agreement during the three and nine months ended September 30, 2024.

9. Leases

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2024, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

In August 2024, the Company entered into a lease renewal agreement for office space in Cambridge, Massachusetts, for a twelve-month term ending in January 2026, which will result in additional minimum lease payments of $1.1 million over the twelve-month extended lease term.

The Company evaluates its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying value to the future net undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value. During the third quarter of 2024, the Company determined the carrying value of the right-of-use asset related to the office and laboratory space in Montréal, Québec was no longer recoverable and wrote the balance down to its estimated fair value of nil. The resulting impairment loss of $0.1 million is reflected within research and development expenses.

Operating Leases

The following tables contain a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating Leases - Lease Costs
Operating lease costs	$708	$593	$1,895	$1,779
Short-term lease costs	26	39	60	86
Variable lease costs	77	86	245	186
Total lease costs	$811	$718	$2,200	$2,051

	Nine Months Ended September 30,
	2024	2023
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$1,837	$1,799
Right-of-use assets obtained in exchange for new operating lease liability	$957	$149
Weighted-average remaining lease term (in years)	1.13	1.70
Weighted-average discount rate	7.7%	4.1%

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

The Company issued 125,793 common shares under the ESPP for the nine months ended September 30, 2024, at a weighted-average price per share of $4.17, for aggregate proceeds of $0.5 million.

As of September 30, 2024, the number of common shares that may be issued under the ESPP is 1,707,393.

2020 Equity Incentive Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the ”2020 Plan”). The 2020 Plan became effective on the effective date of the Company's initial public offering (the "IPO"), at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants including but not limited to stock options and restricted share units. The aggregate number of common shares reserved and available for issuance under the 2020 Plan has automatically increased on January 1 of each year beginning on January 1, 2021 and will continue to increase on January 1 of each year through and including January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

As of September 30, 2024, the number of common shares reserved for issuance under the 2020 Plan is 12,144,106.

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

Stock Options

The following table summarizes the Company’s stock options activity:

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2024	10,097,771	$13.77
Granted	1,621,082	$6.48
Exercised	(8,612)	$1.99
Cancelled or forfeited	(702,966)	$12.98
Outstanding, September 30, 2024	11,007,275	$12.76

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Fair value of stock options	$—	$7.77	$4.72	$8.31
Risk-free interest rate	—	4.36%	4.21%	3.71%
Expected terms (in years)	—	6.08	5.97	6.01
Expected volatility	—	81.73%	83.08%	81.49%
Expected dividend yield	—	0.00%	0.00%	0.00%

Restricted Share Units

The following table summarizes the Company’s restricted share unit activity:

	Number of shares	Weighted average grant date fair value
Outstanding, January 1, 2024	603,685	$12.42
Awarded	527,273	$6.95
Vested and released	(200,262)	$12.42
Forfeited	(126,015)	$10.23
Outstanding, September 30, 2024	804,681	$9.18

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common shares on that same date.

Share-Based Compensation

Share-based compensation expense for all awards was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Research and development	$3,231	$3,339	$10,344	$9,887
General and administrative	2,017	3,038	7,898	8,817
Total share-based compensation expense	$5,248	$6,377	$18,242	$18,704

Share-based compensation expense by type of award was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Stock options	$4,573	$5,678	$15,863	$16,776
Restricted share units	689	625	2,201	1,670
ESPP	(14)	74	178	258
Total share-based compensation expense	$5,248	$6,377	$18,242	$18,704

As of September 30, 2024, there was $24.6 million and $5.4 million of unrecognized share-based compensation expense to be recognized over a weighted average period of 1.1 years and 2.0 years related to unvested stock options and unvested restricted share units, respectively.

11. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(34,406)	$(18,879)	$(56,018)	$(65,766)
Denominator:
Weighted-average common shares outstanding — basic and diluted	42,452,617	42,102,685	42,377,635	42,077,857
Net loss per share - basic and diluted	$(0.81)	$(0.45)	$(1.32)	$(1.56)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common shares	11,007,275	10,087,591	11,007,275	10,087,591
Restricted share units	804,681	604,960	804,681	604,960
Estimated shares issuable under the ESPP	82,118	55,327	82,118	55,327

12. Subsequent Event

Sales Agreement

On November 7, 2024, the Company entered into a Common Shares Sales Agreement, or the Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which the Company may offer and sell, from time to time at prevailing market prices, common shares, or the ATM Shares. The ATM Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to the Company's shelf registration statement on Form S-3 (File No. 333-281298), which was declared effective by the Securities and Exchange Commission, or SEC, on August 19, 2024, up to a maximum aggregate amount of $100.0 million. The Company will file a prospectus supplement with the SEC on November 7, 2024 in connection with the offer and sale of the ATM Shares pursuant to the Sales Agreement. In connection with the Sales Agreement, the Company and TD Cowen terminated their prior Common Share Sales Agreement dated August 4, 2022.

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

Our Pipeline

Using our SNIPRx platform, we have internally developed four clinical therapeutic candidates:

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

We presented positive initial Phase 1 data from our ongoing Phase 1 MYTHIC trial deamonstrating proof of concept for lunresertib alone and in combination with camonsertib at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics (ANE) in October 2023. Lunresertib was shown to be well tolerated, with a compelling safety profile. We further presented positive updated safety and tolerability data for the combination of camonsertib and lunresertib at the FDA-agreed recommended Phase 2 dose highlighting the benefits of an individualized schedule for the management of anemia at the ANE conference in October 2024. We also presented data at the American Association of Cancer Research’s (AACR) 15th Annual Ovarian Cancer Research Symposium in September 2024 demonstrating significant survival disparities, poor prognosis, and inherent chemotherapy resistance in patients harboring lunresertib- and camonsertib-sensitizing biomarkers. In December 2024, we expect to provide updated MYTHIC data from ovarian and endometrial cancer expansion cohorts in approximately 20-30 patients each with the lunresertib and camonsertib combination, and expect to begin a registrational trial in 2025. In the third quarter of 2023, we received Fast Track designation for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A mutated endometrial cancer. In June 2024, we were granted Fast-Track designation by the FDA for lunresertib in combination with camonsertib for the treatment of adult patients with CCNE1 amplified, or FBXW7 or PPP2R1A-mutated platinum-resistant ovarian cancer. In preparation for a potential registrational clinical trial start in 2025, we formed a collaboration with Foundation Medicine, Inc. in September 2024 to provide prospective genomic profiling to patients in the ongoing MYTHIC study of lunresertib alone or in combinations in genomically-defined patient populations. We are additionally exploring opportunities with Foundation Medicine to develop FoundationOne®CDx, a tissue-based comprehensive genomic profiling test, as a companion diagnostic for the lunresertib program.

We initiated additional Phase 1 combination clinical trials of lunresertib with gemcitabine (MAGNETIC) in December 2021 and with FOLFIRI (MINOTAUR) in August 2022. In May 2024, we announced preliminary safety data for MINOTAUR demonstrating no significant incremental toxicities for the lunresertib and FOLFIRI combination over FOLFIRI alone and an early signal with favorable tolerability in colorectal and other gastrointestinal tumors. We announced positive initial data from the ongoing Phase 1 MINOTAUR clinical trial at the European Society of Medical Oncology (“ESMO”) Gastrointestinal (GI) Cancers Congress in June 2024. In the fourth quarter of 2022, we received Fast Track designation for lunresertib in combination with gemcitabine for the treatment of adult patients with CCNE1 amplified, or FBXW7, or PPP2R1A mutated platinum resistant ovarian cancer. We are collaborating with the Canadian Cancer Trials Group in an ongoing basket Phase 2 Investigator Sponsored Clinical Trial (“IST”) that is enrolling patients with selected, advanced cancers receiving lunresertib as combination (NCT05605509). A sub-study to that protocol is also ongoing that is evaluating lunresertib in combination with gemcitabine in patients with CDK4/6 inhibitor treated ER+/HER2- metastatic breast cancer (NCT05601440). We are also collaborating with University Health Network, Toronto on an investigator-sponsored Phase 1 clinical trial of lunresertib in combination with carboplatin and paclitaxel in TP53 ovarian and uterine cancer (NCT06107868) and such trial is currently enrolling patients.

In January 2024, we announced our collaboration with Debiopharm International S.A., a Swiss-based biopharmaceutical company. As part of this collaboration, we are sponsoring a global trial as a new arm in the ongoing MYTHIC trial combining lunresertib with Debio 0123, a highly selective, brain penetrant, clinical WEE1 inhibitor. We announced the first patient was dosed with the synergistic lunresertib and Debio 0123 combination in April 2024. This is the first clinical trial inhibiting both PKMYT1 and WEE1. We expect to report initial data from this MYTHIC arm in 2025.

2.
Camonsertib (RP-3500) is a potent and selective oral small molecule inhibitor of ATR (Ataxia-Telangiectasia and Rad3-related protein kinase) in clinical development for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ATM gene (ataxia telangiectasia mutated kinase).

In June 2022, we entered into a worldwide license and collaboration agreement, or the Roche Agreement, with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (or “Roche”) for the development and commercialization of camonsertib, which resulted in an initial $125 million upfront payment. In February 2024, we received a $40 million milestone payment from Roche upon dosing of the first patient with camonsertib in Roche’s TAPISTRY trial. Over the course of the Roche camonsertib collaboration, we received a cumulative total of $182.6 million, including the upfront payment, the milestone payment, as well as additional reimbursements from Roche. On February 7, 2024, we received written notice from Roche of their election to terminate the Roche camonsertib collaboration. The termination became effective in May 2024, at which time we regained global development and commercialization rights for camonsertib from Roche.

In May 2024, we announced an expansion of the TRESR clinical trial as a Phase 2 clinical trial evaluating camonsertib monotherapy in approximately 20 patients with ATM-mutated (“ATMm”) NSCLC, supported by early, promising camonsertib monotherapy signal in patients with ATMm NSCLC from the ongoing Phase 1/2 TRESR trial. We expect to report initial data from this expansion cohort TRESR trial in 2025. In September 2024, we presented Phase 1 data from a clinical trial conducted in collaboration with investigators at Memorial-Sloan Kettering Cancer Center that demonstrated camonsertib in combination with palliative radiation demonstrated higher clinical benefit in patients with metastatic tumors harboring pathogenic ATM mutations versus those with variants of unknown significance. We presented initial clinical data from the Phase 1/2 TRESR and ATTACC clinical trials evaluating camonsertib in combination with three poly (ADP-ribose) polymerase (PARP) inhibitors - talazoparib, niraparib, and olaparib. Camonsertib demonstrated 48% overall CBR in patients with advanced solid tumors across tumor types regardless of choice of PARP inhibitor or platinum resistance, with a favorable safety and tolerability profile.

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

We reported comprehensive preclinical data for RP-1664 in November 2023, including deep tumor growth inhibition and regressions in multiple TRIM37-high solid tumor or neuroblastoma xenograft models. The preclinical in vivo animal model evaluations were performed both internally and in collaboration with Children’s Hospital of Philadelphia. In February 2024, we dosed the first patient in the LIONS (PLK4 Inhibitor in Advanced Solid Tumors) clinical trial (NCT06232408), a multicenter, open-label Phase 1 clinical trial to investigate safety, pharmacokinetics, pharmacodynamics and the preliminary efficacy of RP-1664. After evaluating safety in adult patients with recurrent solid tumors in the LIONS clinical trial, we expect to move into a Phase 1/2 clinical trial in patients with high risk, recurrent pediatric neuroblastoma, where the patients have limited treatment options and a high prevalence of TRIM37-altered tumors.

4.
RP-3467 is a potential best-in-class inhibitor of adenosinetriphosphatase (“ATPase”) activity on the helicase domain of DNA polymerase theta (“Polθ”). Polθ is a synthetic lethal target associated with homologous recombination deficiency tumors, including those with BRCA1/2 mutations or other genomic alterations. Data suggest that RP-3467 works effectively and synergistically with therapies that result in double stranded DNA breaks, such as PARP inhibition, radioligand therapy and multiple chemotherapies and antibody-drug conjugates. Initial data suggest that Polθ inhibition may interfere with mechanisms central to the development of PARPi resistance, which could be relevant to currently marketed PARP 1/2 inhibitors and the emerging PARP1-selective inhibitors. We also reported comprehensive preclinical data for RP-3467 in November 2023, in which RP-3467 demonstrated complete, sustained regressions in combination with PARP inhibitors and compelling anti-tumor activity in combination with RLT and chemotherapy. We dosed our first patient in the POLAR Phase 1 dose finding clinical trial (NCT06560632) of RP-3467 alone and in combination with the poly-ADP ribose PARP inhibitor, olaparib, in October 2024.

Recent Developments

•
Lunresertib (RP-6306): First-in-class, oral PKMYT1 inhibitor
o
Currently evaluating lunresertib in combination with camonsertib in the MYTHIC dose expansion clinical trial at the RP2D in patients with platinum-resistant ovarian and endometrial cancers harboring CCNE1 amplification or FBXW7 or PPP2R1A mutations, which are predictive of poor prognosis. We are on track to report data from approximately 20-30 patients in each cohort in December 2024, with the plan to begin a registrational trial in 2025.
o
Presented positive updated safety and tolerability data from the Phase 1 MYTHIC trial at the RP2D highlighting the benefits of its individualized schedule for the management of anemia at the 36th EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics in October 2024. In this analysis, we followed patients for approximately nine months at the RP2D to assess the effectiveness of an individualized schedule. The analysis demonstrated a successful approach to mitigating mechanism-based anemia while maintaining clinical benefit. No thrombocytopenia of any grade nor serious neutropenia in these patients was observed. Dose optimization meaningfully reduced Grade 3 anemia to 22.6% from 51.4% in all patients.
o
Presented data at the American Association of Cancer Research’s (AACR) 15th Annual Ovarian Cancer Research Symposium in September 2024 highlighting the impact of alterations in CCNE1, FBXW7, and PPP2R1A in patients with metastatic ovarian and endometrial cancers based on an analysis in approximately 2,000 patients from Cancer Genome Atlas Research Network and Memorial Sloan Kettering’s Metastatic Events and Tropisms. The data underscores inherent chemotherapy resistance and the lack of treatment options for metastatic gynecologic cancer patients with these biomarkers.
o
Evaluating lunresertib in combination with Debio 0123, a highly selective, brain-penetrant, clinical WEE1 inhibitor, in Module 4 of the ongoing MYTHIC clinical trial in patients with advanced solid tumors harboring CCNE1 amplification or FBXW7 or PPP2R1A deleterious alterations. We expect to report initial data from Module 4 of the MYTHIC trial in 2025.
•
Camonsertib (RP-3500): Potential best-in-class oral ATR inhibitor
o
Evaluating camonsertib as a monotherapy in the ongoing non-small cell lung cancer (NSCLC) expansion of the Phase 2 TRESR clinical trial. Camonsertib has demonstrated a promising signal of prolonged progression free survival in patients with ataxia-telangiectasia (ATM)-mutated NSCLC in the TRESR clinical trial. We expect to report initial data from the TRESR clinical trial in 2025.
o
Presented Phase 1 data from a clinical trial conducted in collaboration with investigators at Memorial-Sloan Kettering Cancer Center highlighting camonsertib in combination with palliative radiation for the treatment of metastatic tumors harboring an ATM mutation at the American Society for Radiation Oncology (ASTRO) annual meeting in September 2024. The first-in-human data showed that the combination demonstrated higher clinical benefit in patients with tumors harboring pathogenic ATM mutations versus those with variants of unknown significance.
•
RP-1664: First-in-class, oral, selective PLK4 inhibitor
o
Evaluating RP-1664 as a monotherapy in the Phase 1 LIONS clinical trial in adult and adolescent patients with TRIM37-high solid tumors, including the recent dosing of the first adolescent patient with neuroblastoma. After evaluating safety in the LIONS clinical trial, we expect to rapidly advance RP-1664 into a Phase 1/2 trial in pediatric patients with high risk, recurrent neuroblastoma, where the patients have a high prevalence of TRIM37-altered tumors.
•
RP-3467: Potential best-in-class, oral Polθ ATPase inhibitor
o
Dosed the first patient in the POLAR clinical trial evaluating RP-3467, a Polθ ATPase inhibitor, alone and in combination with the poly-ADP ribose polymerase (PARP) inhibitor, olaparib. The POLAR clinical trial is a multicenter, open-label, dose-escalation Phase 1 clinical trial to investigate the safety, pharmacokinetics, pharmacodynamics, and preliminary clinical activity of RP-3647 alone or in combination with olaparib in adults with molecularly selected advanced solid tumors. The trial is expected to enroll patients with locally advanced or metastatic epithelial ovarian cancer, metastatic breast cancer, metastatic castration-resistant prostate cancer, or pancreatic adenocarcinoma.
•
Other Company Updates
o
In August 2024, we announced a strategic reprioritization of our research and development activities to focus our efforts on the advancement of our portfolio of clinical-stage oncology programs. As part of this strategic refocus, we reduced our overall workforce by approximately 25%, with a majority of the headcount reductions from our preclinical group.

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

As of September 30, 2024, we had cash and cash equivalents and marketable securities on hand of $179.4 million. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Since inception, we have incurred significant operating losses. Our net losses were $93.8 million and $29.0 million for the years ended December 31, 2023 and 2022, respectively, and $56.0 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $389.1 million.

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

In addition, because some of our manufacturers and suppliers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports was followed by a round of retaliatory Chinese tariffs on U.S. exports to China. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our supply and lead-times, our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations. In addition, the proposed BIOSECURE Act recently passed in the House of Representatives, as well as a substantially similar bill in the Senate, prohibit U.S. federal government contracts, loans and grants to entities that use biotechnology equipment or services from designated "biotechnology companies of concern," which currently include a number of Chinese biotechnology companies. The current House version of the BIOSECURE Act provides a grandfathering provision allowing biotechnology equipment and services provided or produced by a biotechnology company of concern under a contract or agreement entered into before the effective date until January 1, 2032. Depending on whether the BIOSECURE Act becomes law, what the final language of the BIOSECURE Act includes, and how the law is interpreted by U.S. federal agencies, companies could lose the ability to contract with, or otherwise receive funding from, the U.S. government if they contract with or continue to use designated biotechnology companies of concern beyond the grandfathering period.

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

The following table presents revenue from our collaboration agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Roche Collaboration and License Agreement	$—	$1,659	$50,888	$11,796
Bristol-Myers Squibb Collaboration and License Agreement	—	500	2,589	15,817
Ono Collaboration Agreement	—	—	—	10,473
Total revenue	$—	$2,159	$53,477	$38,086

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

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2023	$9,463
Increase in collaboration revenue	41,425
Recognition as revenue, as the result of performance obligations satisfied	(50,888)
Balance as of September 30, 2024	$—

We recognized nil and $1.7 million for the three months ended September 30, 2024 and 2023, respectively, and $50.9 million and $11.8 million for the nine months ended September 30, 2024 and 2023, respectively, as revenue associated with the Roche Agreement in relation to (i) the recognition of revenue from the $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the recognition of all remaining deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

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

Ono Collaboration Agreement

In January 2019, we entered into a research services, license and collaboration agreement, or the Ono Agreement, with Ono Pharmaceutical Company Ltd., or Ono, pursuant to which we and Ono agreed to collaborate in the research of potential product candidates targeting Polθ and the development of our small molecule Polθ inhibitor program. In June 2023, we and Ono determined not to further extend the Term of the Ono Agreement. As a result, no product candidate would be licensed to Ono pursuant to the terms of the Ono Agreement. We recognized approximately $10.5 million as revenue for the three and six months ended June 30, 2023 with regards to the performance obligation under the Ono Agreement. We did not recognize any revenue pursuant to the Ono Agreement during the three and nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2024, we recognized $0.8 million and $2.1 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement, and recorded a receivable from Debiopharm of $0.3 million as of September 30, 2024 in “other current receivables”.

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

The following table summarizes our research and development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Discovery costs
Direct external costs	$1,327	$2,239	$4,451	$5,800
Laboratory supplies and research materials	905	813	2,862	2,846
Personnel related costs	2,412	2,705	8,830	8,968
Facilities related costs	492	404	1,290	1,143
Other costs	875	1,019	2,629	2,867
	6,011	7,180	20,062	21,624
Development
Direct external costs
Camonsertib program*	2,711	4,951	10,652	16,502
Lunresertib program*	6,740	7,697	22,507	21,940
RP-1664 program	2,603	1,551	5,611	4,851
RP-3467 and Polθ program	1,554	1,534	3,882	4,558
Personnel related costs	8,153	8,400	26,998	25,531
Facilities related costs	225	225	646	642
Other costs*	1,395	1,476	4,013	3,727
Debiopharm development cost reimbursement	(753)	—	(2,133)	—
	22,628	25,834	72,176	77,751
R&D tax credits	(238)	(305)	(792)	(1,048)
Total research and development costs	$28,401	$32,709	$91,446	$98,327

*Certain amounts have been reclassified for presentation purposes.

The successful development of our product candidates is highly uncertain. While in the short term we expect our research and development expenses to decrease as a result of the cost savings initiatives we implemented in connection with a strategic reprioritization in August 2024, we plan to substantially increase our research and development expenses in the longer term as we continue the development of our product candidates, including the potential registrational trial of lunresertib and camonsertib combination expected to commence in 2025. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Restructuring Expenses

In August 2024, we announced a strategic reprioritization of our research and development activities to focus our efforts on the advancement of our portfolio of clinical-stage oncology programs. As part of this strategic refocus, we reduced our overall workforce by approximately 25%, with a majority of the headcount reductions from our preclinical group. For the three and nine months ended September 30, 2024, we incurred approximately $1.5 million in costs as part of this strategic refocus, comprised primarily of severance and termination benefits.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue:
Collaboration agreements	$—	$2,159	$(2,159)
Operating expenses:
Research and development, net of tax credits	28,401	32,709	(4,308)
General and administrative	6,444	7,868	(1,424)
Restructuring	1,527	—	1,527
Total operating expenses	36,372	40,577	(4,205)
Loss from operations	(36,372)	(38,418)	2,046
Other income (expense), net
Realized and unrealized loss on foreign exchange	(19)	(40)	21
Interest income	2,512	3,312	(800)
Other expense	(42)	(32)	(10)
Total other income, net	2,451	3,240	(789)
Loss before income taxes	(33,921)	(35,178)	1,257
Income tax (expense) recovery	(485)	16,299	(16,784)
Net loss	$(34,406)	$(18,879)	$(15,527)

Revenue

Revenue was nil for the three months ended September 30, 2024, compared to $2.2 million for the three months ended September 30, 2023. The decrease of $2.2 million was due to:

•
a $1.7 million decrease in revenue recognized under the Roche Agreement which was terminated in May 2024; and
•
a $0.5 million decrease in revenue recognized under the BMS Agreement which expired in November 2023.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $28.4 million for the three months ended September 30, 2024, compared to $32.7 million for the three months ended September 30, 2023. The decrease of $4.3 million was due to:

•
a $2.2 million decrease in direct external costs of the camonsertib program as a result of the Phase 1/2 TRESR and ATTACC clinical trials which are fully enrolled and expected to be completed in 2024;
•
a $1.0 million decrease in direct external costs of the lunresertib program as a result of the Phase 1 Magnetic and Minotaur clinical trials which are fully enrolled;
•
a $0.9 million decrease in other direct external costs related to discovery programs and other R&D costs;
•
a $0.8 million increase in the Debiopharm development cost reimbursement; and
•
a $0.5 million decrease in personnel-related costs, including a $0.1 million decrease in share-based compensation;
•
partially offset by a $1.1 million increase in the RP-1664 program as a result of the LIONS clinical trial underway.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the three months ended September 30, 2024, compared to $7.9 million for the three months ended September 30, 2023. The decrease of $1.5 million in general and administrative expenses consisted of:

•
a $1.3 million decrease in personnel-related costs, including a $1.0 million decrease in share-based compensation; and
•
a $0.2 million decrease in other general and administrative expenses.

Restructuring Expenses

Restructuring expenses were $1.5 million and nil for the three months ended September 30, 2024 and 2023, respectively, as a result of costs incurred as part of our strategic refocus, comprised primarily of severance and termination benefits.

Other Income (Expense), Net

Other income, net was $2.5 million and $3.2 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of $0.7 million was primarily attributable to a decrease in cash and cash equivalents and marketable securities.

Income Tax

Income tax expense was $0.5 million for the three months ended September 30, 2024, compared to income tax recovery of $16.3 million for the three months ended September 30, 2023. The decrease of $16.8 million in income tax recovery was primarily due to the issuance of IRC Section 174 guidance on September 8, 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue:
Collaboration agreements	$53,477	$38,086	$15,391
Operating expenses:
Research and development, net of tax credits	91,446	98,327	(6,881)
General and administrative	23,379	25,116	(1,737)
Restructuring	1,527	—	1,527
Total operating expenses	116,352	123,443	(7,091)
Loss from operations	(62,875)	(85,357)	22,482
Other income (expense), net
Realized and unrealized gain (loss) on foreign exchange	18	(137)	155
Interest income	8,374	10,228	(1,854)
Other expense	(95)	(73)	(22)
Total other income, net	8,297	10,018	(1,721)
Loss before income taxes	(54,578)	(75,339)	20,761
Income tax (expense) recovery	(1,440)	9,573	(11,013)
Net loss	$(56,018)	$(65,766)	$9,748

Revenue

Revenue was $53.5 million for the nine months ended September 30, 2024, compared to $38.1 million for the nine months ended September 30, 2023. The increase of $15.4 million was due to:

•
a $39.1 million increase in revenue recognized under the Roche Agreement as a result of the $40.0 million milestone achievement in the first quarter of 2024;
•
a $13.2 million decrease in revenue recognized under the BMS Agreement which expired in November 2023; and
•
a $10.5 million decrease in revenue recognized under the Ono Agreement which expired in June 2023.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $91.4 million for the nine months ended September 30, 2024, compared to $98.3 million for the nine months ended September 30, 2023. The decrease of $6.9 million was due to:

•
a $5.9 million decrease in direct external costs of the camonsertib program for the Phase 1/2 TRESR and ATTACC clinical trials that are fully enrolled and expected to be completed in 2024;
•
a $2.1 million increase in the Debiopharm development cost reimbursement;
•
a $1.3 million decrease in other direct external costs related to discovery programs; and
•
a $0.7 million decrease in the RP-3467 & Polθ program;
•
partially offset by a $1.3 million increase in personnel-related costs, including a $0.5 million increase in share-based compensation;
•
a $0.8 million increase in the RP-1664 program as a result of the LIONS clinical trial underway;
•
a $0.6 million increase in direct external costs with the advancement of clinical trials for lunresertib; and
•
a $0.4 million increase in other research and material expense including IT related costs.

General and Administrative Expenses

General and administrative expenses were $23.4 million for the nine months ended September 30, 2024, compared to $25.1 million for the nine months ended September 30, 2023. The decrease of $1.7 million in general and administrative expenses consisted of:

•
a $1.2 million decrease in our D&O insurance premium;
•
a $0.8 million decrease in personnel related costs, including a $0.9 million decrease in share-based compensation; and
•
a $0.2 million increase in other general and administrative expenses consisting mostly of costs related to IT and professional fees.

Restructuring Expenses

Restructuring expenses were $1.5 million and nil for the nine months ended September 30, 2024 and 2023, respectively, as a result of costs incurred as part of our strategic refocus, comprised primarily of severance and termination benefits.

Other Income (Expense), Net

Other income, net was $8.3 million and $10.0 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of $1.7 million was primarily attributable to a decrease in cash and cash equivalents and marketable securities.

Income Tax

Income tax expense was $1.4 million for the nine months ended September 30, 2024, compared to income tax recovery of $9.6 million for the nine months ended September 30, 2023. The decrease of $11.0 million in income tax recovery was primarily due to the issuance of IRC Section 174 guidance on September 8, 2023.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all.

In June 2020, we completed our IPO whereby we raised $232.0 million, net of underwriting commissions and offering expenses. In November 2021, we completed a follow-on offering whereby we raised $94.3 million, net of underwriting commissions and offering expenses. Prior to our IPO, we had funded our operations primarily through equity financings, having raised an aggregate of approximately $135.2 million of gross proceeds from the sale of our preferred shares and $15.0 million of gross proceeds from the issuance of a warrant to acquire our common shares. We have also received initial upfront and additional payments of approximately $60.5 million in the aggregate from partnerships with Ono for our Polθ ATPase inhibitor program and Bristol-Myers Squibb for research and development of potential new product candidates for the treatment of cancer. In June 2022, we entered into a collaboration and license agreement with Roche for camonsertib and received a total of $182.6 million under the terms of the Roche Agreement, including an upfront payment of $125.0 million, a milestone payment of $40 million and additional reimbursements from Roche.

In November 2024, we entered into a Common Shares Sale Agreement, or the Sales Agreement, with TD Securities (USA) LLC, or TD Cowen. Under the Sales Agreement, pursuant to which we may offer and sell, from time to time at prevailing market prices, common shares, or the ATM Shares,. The ATM Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-281298), which was declared effective by the Securities and Exchange Commission, or SEC, on August 19, 2024, up to a maximum aggregate amount of $100.0 million. We will file a prospectus supplement with the SEC on November 7, 2024 in connection with the offer and sale of the ATM Shares pursuant to the Sales Agreement. In connection with the Sales Agreement, we and TD Cowen terminated our prior sales agreement dated August 4, 2022. No shares were issued under this prior sales agreement.

In August 2024, we announced a strategic reprioritization of our research and development activities to focus our efforts on the advancement of our portfolio of clinical-stage oncology programs. As part of this strategic refocus, we reduced our overall workforce by approximately 25%, with a majority of the headcount reductions from our preclinical group. We incurred approximately $1.5 million in costs as part of this strategic refocus, comprised primarily of severance and termination benefits.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct certain U.S.-based research and development expenditures in the current fiscal year and required taxpayers to amortize them over five years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or the IRC. This provision increased our 2023 and 2022 cash payments of income taxes significantly as compared to 2021 in compliance with IRC Section 174. In September 2023, new interim guidance was issued by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of such expenses. An income tax receivable in the amount of $11.6 million as of September 30, 2024 reflects the overpayment of tax installments by our U.S. subsidiary (net of a $4.8 million refund received in October 2023). Any changes to tax legislation may materially affect our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of September 30, 2024, our cash and cash equivalents and marketable securities on hand was $179.4 million. We believe that our existing cash and cash equivalents and marketable securities on hand will be sufficient to fund our anticipated operating and capital expenditure requirements into the second half of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(49,121)	$(99,002)	$49,881
Net cash provided by investing activities	17,882	46,162	(28,280)
Net cash provided by financing activities	541	737	(196)
Effect of exchange rate fluctuations on cash held	(29)	(49)	20
Net Decrease In Cash And Cash Equivalents	$(30,727)	$(52,152)	$21,425

Operating Activities

Net cash used in operating activities was $49.1 million for the nine months ended September 30, 2024, reflecting a net loss of $56.0 million, a net change of $10.3 million in our net operating assets, offset by non-cash charges of $17.2 million. The non-cash charges primarily consist of share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense, and non-cash lease expense offset by the net accretion of marketable securities. The change in our net operating assets was due to decreases of $12.0 million in deferred revenue and $1.7 million in total operating lease liability, as well as increases of $2.0 million in prepaid expenses, with the payment of D&O insurance during the quarter, offset by increases of $2.4 million in accounts payable and accrued expenses and $1.5 million in income taxes payable and a decrease of $1.5 million in other current receivables and other non-current assets.

Net cash used in operating activities was $99.0 million for the nine months ended September 30, 2023, reflecting a net loss of $65.8 million and a net change of $49.2 million in our net operating assets, offset by non-cash charges of $16.0 million. The non-cash charges primarily consist of share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense, and non-cash lease expense, offset by the net accretion of marketable securities. The change in our net operating assets was primarily due to a decrease of $32.8 million in deferred revenue recognized, a $19.3 million tax recovery and a $1.6 million decrease in operating lease liability, offset by an increase of $4.6 million in accounts payable.

The $49.9 million increase in cash provided by operating activities for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 is primarily due to the $40.0 million milestone payment from Roche in the first quarter of 2024.

Investing Activities

Net cash provided by investing activities was $17.9 million for the nine months ended September 30, 2024 and resulted primarily from proceeds on maturities of marketable securities offset by the purchases of marketable securities.

Net cash provided by investing activities was $46.2 million for the nine months ended September 30, 2023 and resulted primarily from proceeds on maturities of marketable securities offset by the purchases of marketable securities and property and equipment.

Financing Activities

Net cash provided by financing activities was $0.5 million and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively, consisting primarily of net proceeds from the issuance of common shares under the ESPP.

Material Cash Requirements

In August 2024, the Company entered into a lease renewal agreement for office space in Cambridge, Massachusetts, for a twelve-month term ending in January 2026, which will result in additional minimum lease payments of $1.1 million over the twelve-month extended lease term.

Other than the changes in our lease commitments described above, there were no material changes to our material cash requirements during the nine months ended September 30, 2024 from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Interest Rate Risk

Interest-earning instruments carry a degree of interest rate risk. In the nine months ended September 30, 2024, we earned $8.4 million in interest income from cash balances held in cash and cash equivalents and marketable securities. As of September 30, 2024, we have a balance of $179.4 million in cash, money market funds, commercial paper and corporate debt securities. Our investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations. We do not have in place any tools to manage our interest rate risk. The risk of a sudden, significant change in market interest rates relative to the interest rates earned on our bank accounts and marketable securities having an impact on our results of operations or cash flows is limited owing to the relative short-term nature of these investments.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollar at exchange rates in effect at each balance sheet date. Income items and expenses are translated using average exchange rate in effect for the relevant period.

We incur a portion of our expenses in Canadian dollars, as well as other currencies to a lesser extent. A change in the relative value of the U.S. dollar to the Canadian dollar and other currencies may negatively affect our results of operations, financial position or cash flows. We have not engaged in the hedging of foreign currency transactions to date, although we may choose to do so in the future. We do, however, keep expected Canadian dollar cash requirements in Canadian dollars to form a natural hedge. We are exposed to currency risk through our cash, other current receivables, accounts payable, accrued expenses and other current liabilities, and operating lease liabilities denominated in Canadian dollars. Based on our Canadian dollar net exposure as of September 30, 2024, and assuming all other variables remain constant, a 10% depreciation in the relative value of the U.S. dollar to the Canadian dollar would result in a decrease of approximately $0.1 million in our net loss.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures are effective.

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

Our strategic reprioritization and the associated workforce reduction announced in August 2024 may not result in anticipated cost savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2024, along with our strategic reprioritization, we announced a reduction in workforce by approximately 25% in connection with the strategic reprioritization of our research and development activities to focus our efforts on the advancement of our portfolio of clinical-stage oncology programs. The reduction in force was a component of our broader efforts to materially reduce our research and development expenses by streamlining our operations to focus on the advancement of our lunresertib, camonsertib, RP-1664 and RP-3467 programs while materially reducing the scale of our preclinical research and discovery activities. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring and reprioritization efforts. If we are unable to realize the expected operational efficiencies and cost savings, our results of operation and financial condition would be adversely affected. We cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing lunresertib, camonsertib, RP-1664, RP-3467 and other product candidates in the future.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (HHS) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price for the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for negotiation in 2025. Further, in response to the Biden administration's October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the CMS Innovation Center which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether the models will be utilized in any health reform measures in the future. We expect additional U.S. federal healthcare reform measures will be adopted in the future, particularly in light of the upcoming U.S. Presidential and Congressional elections, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None.

(b) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities.

Sales Agreement

On November 7, 2024, we entered into a Common Shares Sales Agreement, or the Sales Agreement, with TD Securities (USA) LLC, or TD Cowen, as sales agent, pursuant to which we may issue and sell, from time to time, common shares, or the ATM Shares. The ATM Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to our shelf registration statement on Form S-3 (File No. 333-281298), which was declared effective by the SEC on August 19, 2024, up to a maximum aggregate amount of $100.0 million. We will file a prospectus supplement with the SEC on November 7, 2024 in connection with the offer and sale of the ATM Shares pursuant to the Sales Agreement.

We are not obligated to sell any ATM Shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, TD Cowen will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations to sell ATM Shares from time to time based upon our instructions, including any price, time or size limits specified by us, subject to certain limitations. Under the Sales Agreement, TD Cowen may sell ATM Shares by any method permitted by law deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act, including block transactions, sales made directly on the Nasdaq Global Market or sales made into any other existing trading market of our common shares.

We will pay TD Cowen a commission of up to 3.0% of the gross proceeds from each sale of ATM Shares, reimburse legal fees and disbursements and provide TD Cowen with customary indemnification and contribution rights. The Sales Agreement will terminate as set forth in the Sales Agreement. The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference. In connection with the Sales Agreement, we and TD Cower terminated our prior Common Shares Sales Agreement dated August 4, 2022.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

5.1*	Opinion of Stikeman Elliott LLP.

10.1*	First Amendment to the Lease Agreement by and between the registrant, Repare Therapeutics Inc. and RREEF America REIT II Corp. PPP, dated August 26, 2024.

10.2*	Common Shares Sales Agreement, dated November 4, 2024, by and between Repare Therapeutics Inc. and TD Securities (USA) LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

REPARE THERAPEUTICS INC.

Date: November 7, 2024	By:	/s/ Lloyd M. Segal
Lloyd M. Segal
President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2024	By:	/s/ Steve Forte
Steve Forte
Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)