Form 10-K
period 2024-12-31
Repare Therapeutics Inc.
filed 2025-03-03
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common shares held by non-affiliates was $128,954,706 as of June 30, 2024, based on a total of 38,725,137 common shares held by non-affiliates and a closing price of $3.33 as reported on The Nasdaq Stock Market on June 30, 2024.

The number of shares of registrant’s common shares outstanding as of February 21, 2025 was 42,510,708.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant’s 2025 annual meeting of shareholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III.

i

SUMMARY RISK FACTORS

Investing in our common shares involves numerous risks, including the risks described in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K. Below are some of our principal risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•
Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could disrupt our business and could affect our ability to retain employees.
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
•
Our business substantially depends upon the successful development of product candidates generated through the application of our SNIPRx platform, including RP-3467 and RP-1664. If we or our collaborators, are unable to obtain regulatory approval for, and successfully commercialize, products developed through the application of our SNIPRx platform, our business may be materially harmed.
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
•
The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, on a timely basis or at all, our business will be substantially harmed.
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
•
We face substantial competition, which may result in others developing or commercializing drugs before or more successfully than we do.
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

The forward-looking statements in this Annual Report include, among other things, statements about:

•
our anticipated savings related to our corporate restructuring and the associated headcount reduction, as well as the potential impacts on employee morale and productivity;
•
our ability to identify partnering opportunities for our product candidates;
•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and related preparatory work and the period during which the results of the trials will become available, as well as our research and development programs;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to obtain regulatory approval of RP-3467, RP-1664, and any of our other future product candidates that we develop;
•
the expected impact of the strategic reprioritization of our research and development activities, including with respect to anticipated cost savings;
•
our ability to identify and develop additional product candidates;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency or pandemic;
•
the evolving impact of macroeconomic events on our operations, supply chains, general economic conditions, our ability to raise additional capital, and the continuity of our business, including our preclinical studies and clinical trials. These events include health pandemics, changes in inflation and foreign exchange rates, the U.S. Federal Reserve raising interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, and the Russia-Ukraine and Middle-East conflicts;
•
our ability to enroll patients in clinical trials, to timely and successfully complete those trials and to receive necessary regulatory approvals;
•
the timing of completion of enrollment and availability of data from our current preclinical studies and clinical trials, including ongoing clinical trials of RP-3467, RP-1664 and lunresertib;
•
the expected timing of filings with regulatory authorities for any product candidates that we develop;
•
our expectations regarding the potential market size and the rate and degree of market acceptance for any current or future product candidates that we develop;
•
our ability to receive any milestone or royalty payments under our collaboration and license agreements;
•
the effects of competition with respect to RP-3467, RP-1664, lunresertib, or any of our other current or future product candidates, as well as innovations by current and future competitors in our industry;
•
our ability to fund our working capital requirements;

•
our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates;
•
our financial performance;
•
our ability to obtain additional funding for our operations; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors” in this Annual Report.

Although we believe that the expectations reflected in these forward-looking statements are reasonable, these statements relate to our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans, objectives of management and expected evolution, and involve known and unknown risks, uncertainties and other factors including, without limitation, risks, uncertainties and assumptions regarding the impact of the macroeconomic events on our business, operations, strategy, goals and anticipated timelines, our ongoing and planned preclinical activities, our ability to initiate, enroll, conduct or complete ongoing and planned clinical trials, our timelines for regulatory submissions and our financial position that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. You are urged to carefully review the disclosures we make concerning these risks and other factors that may affect our business and operating results in this Annual Report. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this document. Except as required by law, we do not intend, and undertake no obligation, to update any forward-looking information to reflect events or circumstances.

PART I

Item 1. Business.

Overview

We are a clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality (SL) represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies that preferentially treat cancers due to mechanisms of genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair.

Our Strategy

In January 2025, we announced a re-alignment of resources and a re-prioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664. We also announced our intention to seek partnering opportunities across our portfolio, including for lunresertib and camonsertib, prior to any start of pivotal development. On February 24 2025, we implemented a reduction of our workforce by approximately 75%, with our remaining employees primarily focused on the continued advancement of RP-3467 and RP-1664.

Our Development Programs

Using our SNIPRx platform, we internally developed four clinical therapeutic candidates.

(a)
RP-3467 is a potential best-in-class inhibitor of adenosinetriphosphatase (ATPase) activity on the helicase domain of DNA polymerase theta (Polθ). Polθ is a synthetic lethal target associated with homologous recombination deficiency (HRD) tumors, including those with BRCA1/2 mutations or other genomic alterations. Data suggest that RP-3467 works effectively and synergistically with therapies that result in double stranded DNA breaks, such as PARP inhibition, radioligand therapy (RLT) and multiple chemotherapies and antibody-drug conjugates (ADCs). Initial data suggest that Polθ inhibition may interfere with mechanisms central to the development of PARPi resistance, which could be relevant to currently marketed PARP 1/2 inhibitors and the emerging PARP1-selective inhibitors. We reported comprehensive preclinical data for RP-3467 in November 2023, in which RP-3467 demonstrated complete, sustained regressions in combination with PARP inhibitors and compelling anti-tumor activity in combination with RLT and chemotherapy. In June 2024, we further presented our preclinical findings in a plenary session at the AACR Special Conference in Cancer Research: Expanding and Translating Cancer Synthetic Vulnerabilities. We initiated the Phase 1 clinical trial of RP-3467 (POLAR) in the fourth quarter of 2024, as well as dosed the first patient in the POLAR trial with the combination of RP-3467 and olaparib. Upcoming expected milestones include topline safety, tolerability and early efficacy data from the POLAR trial in monotherapy and in combination with olaparib in the third quarter of 2025.
(b)
RP-1664 is a potential first-in-class, highly selective, oral PLK4 inhibitor designed to harness the synthetic lethal relationship with TRIM37 amplification or overexpression in solid tumors. Tumors rely on PLK4 for centriole biogenesis in S-phase of the cell cycle when TRIM37, an E3 ligase that reduces pericentriolar material, is high. Preclinical studies demonstrate that RP-1664 selectively inhibits PLK4 and drives potent synthetic lethality in TRIM37-high tumor models, both in vitro and in vivo. Elevated TRIM37 is a feature found across a range of solid tumors and in approximately 80% of high-grade neuroblastoma. RP-1664 is the only selective PLK4 inhibitor known to be in the clinic.

We reported comprehensive preclinical data for RP-1664 in November 2023, including deep tumor growth inhibition and regressions in multiple TRIM37-high solid tumor or neuroblastoma xenograft models. The preclinical in vivo animal model evaluations were performed both internally and in collaboration with Children’s Hospital of Philadelphia (CHOP). In February 2024, we dosed the first patient in the LIONS (PLK4 Inhibitor in Advanced Solid Tumors) clinical trial, a multicenter, open-label Phase 1 clinical trial to investigate safety, pharmacokinetics, pharmacodynamics, and the preliminary efficacy of RP-1664. After evaluating safety in adult patients with recurrent solid tumors in the LIONS clinical trial, we expect to move into a Phase 1/2 clinical trial in high risk, recurrent pediatric neuroblastoma, in which children have limited treatment options and high prevalence of TRIM37-altered tumors. Upcoming expected milestones include initiation of a Phase 1/2 expansion trial in pediatric neuroblastoma in the third quarter of 2025; initial topline safety, tolerability and early efficacy data from the LIONS trial in the fourth quarter of 2025; and trial completion and final trial readout for proof-of-concept from the LIONS trial in mid-2026.

(c)
Lunresertib (RP-6306) and Camonsertib (RP-3500):

Lunresertib is a potential first-in-class, selective and potent oral small molecule inhibitor of Protein Kinase Membrane-associated tyrosine- and threonine- specific cdc-2 inhibitory kinase (PKMYT1), a cancer target we discovered and identified as synthetic lethal with cyclin E1 (CCNE1) amplification, or deleterious alterations in FBXW7 or PPP2R1A in solid tumors such as gynecological, colorectal and upper gastrointestinal malignancies. Lunresertib was the first PKMYT1 inhibitor to enter into clinical trials and is being evaluated alone and in combinations across several clinical trials in the US, UK/EU4, and Canada.

Camonsertib is a potent and selective oral small molecule inhibitor of Ataxia-Telangiectasia and Rad3-related protein kinase (ATR) in clinical development for the treatment of solid tumors with specific DNA damage repair-related genomic alterations, including those in the ataxia telangiectasia mutated kinase (ATM) gene.

We are currently evaluating lunresertib in combination with Debio 0123, a highly selective, brain-penetrant, clinical WEE1 inhibitor, in patients with advanced solid tumors harboring CCNE1 amplification or FBXW7 or PPP2R1A deleterious alterations as part of an ongoing 50/50 cost sharing collaboration with Debiopharm.

We do not intend to continue to develop lunresertib or camonsertib in other studies, including the ongoing camonsertib non-small cell lung cancer expansion study, absent securing a partnership with a development partner.

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

Expected expiry dates, not including any potentially favorable patent term adjustment, for pending U.S. provisional and non-provisional patent applications, as well as pending international applications under the Patent Cooperation Treaty of 1970, or PCT, directed to our various programs are as follows:

Programs	Expected expiry dates
Polθ inhibitors, including RP-3467	2042-2044
PLK4 inhibitors, including RP-1664	2043
CCNE1-SL inhibitors, including lunresertib	2041-2044
ATR inhibitors, including camonsertib	2039-2044

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, patents issued for regularly filed applications in the United States are granted a term of 20 years from the earliest effective non-provisional filing date. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. However, the actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

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

Collaborations and License Agreements

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement, or the BMS Agreement, with Bristol-Myers Squibb Company, or Bristol-Myers Squibb, pursuant to which we and Bristol-Myers Squibb agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. We provided Bristol-Myers Squibb access to a selected number of our existing early SNIPRx screening campaigns and novel campaigns. We were responsible for carrying out early-stage research activities directed to identifying and validating potential targets for licensing by Bristol-Myers Squibb, in accordance with a mutually agreed upon research plan. The collaboration consisted of programs directed to both druggable targets and to targets commonly considered undruggable by traditional small molecule approaches. In the event that Bristol-Myers Squibb elected to obtain an exclusive license for the subsequent development, manufacture and commercialization of a program, Bristol-Myers Squibb would then be solely responsible for all such worldwide activities.

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

Bristol-Myers Squibb has exercised its options for a combined total of five druggable targets and one undruggable target over the course of our collaboration, for which we have received $1.6 million in option exercise fees, including a specified research milestone following a further development election on an optioned target.

Under the BMS Agreement, we are entitled to receive up to $301.0 million in total milestones on a program-by-program basis, including $176.0 million in the aggregate for certain specified research, development, and regulatory milestones and $125.0 million in the aggregate for certain specified commercial milestones. We are also entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions. Royalties are payable by Bristol-Myers Squibb on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country.

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

In July 2018, we amended and restated our license agreement with NYU. We refer to this amended and restated agreement as the NYU Agreement. Pursuant to the terms of the NYU Agreement, we are obligated to use reasonable diligence in connection with the research, development, and commercialization of the licensed products (as such term is defined in the NYU Agreement), including specified minimum annual spends on research and development.

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

Our prior research services, license and collaboration agreement with Ono Pharmaceutical Company Ltd. was considered a sublicensee under the terms of the NYU Agreement. Accordingly, we paid New York University a specified percentage of the approximately $1.0 million initial upfront fee payment we received from Ono. In October 2024, the dosing of our first patient in the POLAR Phase 1 dose finding clinical trial of RP-3467 alone and in combination with the poly-ADP ribose PARP inhibitor, olaparib, triggered the payment of a $0.1 million milestone to New York University under the terms of the NYU Agreement.

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

We require all of our CMOs to conduct manufacturing activities in compliance with current good manufacturing practice, or cGMP, requirements. We have assembled a team of experienced employees and consultants to provide the necessary technical, quality, and regulatory oversight over our CMOs. Currently, we have manufacturing and supply agreements with our CMOs for the manufacture of RP-3467, RP-1664, lunresertib, camonsertib and our preclinical candidates, including the synthesis of the active pharmaceutical ingredient, as well as drug product.

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

We plan to continue to rely on third-party manufacturers for all current and future trials and commercialization of RP-3467, RP-1664, lunresertib, and any future product candidates, if approved. We anticipate that these CMOs will have capacity to support commercial scale production, but we do not have any formal agreements in place at this time given our early stages of development. If needed, we believe we can identify and establish additional CMOs to provide active pharmaceutical ingredient and finished drug product without significant disruption to our business or clinical development timelines.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (part of Eli Lilly and Company), Blueprint Medicines Corporation, SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., Turning Point Therapeutics, Inc. (acquired by Bristol-Myers Squibb), and Exelixis, Inc. are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Schrodinger, Inc., Exelixis, Inc., Artios Pharma Ltd., IDEAYA Biosciences, Inc, Impact Therapeutics, Aprea Therapeutics, Shanghai De Novo Pharmatech, Tide Pharmaceutical, Acrivon Therapeutics, Biocity Biopharma, Oric Pharmaceuticals, Schrodinger, Treadwell Therapeutics, Varsity Pharma, Breakpoint Therapeutics, Rhizen Pharmaceuticals AG, Simcere Pharmaceutical, Shouyao Holdings, and MOMA Therapeutics.

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

With respect to our Polθ ATPase inhibitor product candidate, RP-3467, Artios Pharma, IDEAYA Biosciences (in collaboration with GlaxoSmithKline plc), Varsity Pharma, Breakpoint Therapeutics, Rhizen Pharmaceuticals AG, Simcere Pharmaceutical, and MOMA Therapeutics have Polθ programs in various stages of clinical and preclinical development.

With respect to our PLK4 inhibitor product candidate, RP-1664, Exelixis, Inc. and Oric Pharmaceuticals have disclosed PLK4 inhibitor programs in early preclinical development, and Treadwell Therapeutics has a non-selective PLK4 inhibitor program in the clinic.

With respect to our PKMYT1 inhibitor product candidate, lunresertib, Acrivon Therapeutics, Exelixis, Inc, Schrodinger, and Psivant have disclosed PKMYT1 inhibitor programs in preclinical development.

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
•
pre-approval inspection of manufacturing facilities and selected clinical investigators for their compliance with current good manufacturing practice, or cGMP, and GCPs;
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

U.S. Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including periodic reporting, product sampling and distribution, advertising, promotion, drug shortage reporting, compliance with any post-approval requirements imposed as a condition of approval such as Phase 4 clinical trials, REMS and surveillance, recordkeeping and reporting requirements, including adverse experiences.

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

U.S. Marketing Exclusivity

The FDA provides periods of non-patent regulatory exclusivity, which provides the holder of an approved NDA limited protection from new competition in the marketplace for the innovation represented by its approved drug for a period of three or five years following the FDA’s approval of the NDA. Five years of exclusivity are available to new chemical entities, or NCEs. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other NDA. An active moiety is the molecule or ion, excluding those appended portions of the molecule that cause the drug to be an ester, salt, including a salt with hydrogen or coordination bonds, or other noncovalent, or not involving the sharing of electron pairs between atoms, derivatives, such as a complex (i.e., formed by the chemical interaction of two compounds), chelate (i.e., a chemical compound), or clathrate (i.e., a polymer framework that traps molecules), of the molecule, responsible for the therapeutic activity of the drug substance. During the exclusivity period, the FDA may not accept for review or approve an Abbreviated New Drug Application, or ANDA, a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. An ANDA or 505(b)(2) application, however, may be submitted one year before NCE exclusivity expires if a Paragraph IV certification is filed.

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

We cannot be sure that coverage and reimbursement will be available for any product that we commercialize, or the procedures which utilize such product, and, if reimbursement is available, what the level of reimbursement will be. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or reimbursement is available only to limited levels, we may not successfully commercialize any product candidate for which we obtain marketing approval.

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

For example, the pharmaceutical industry in the United States has been affected by the passage of ACA, which was intended to contain healthcare costs, improve quality and expand access to healthcare, and included measures to change healthcare delivery, increase the number of individuals with insurance, ensure access to certain basic healthcare services, and contain the rising cost of care.

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and additional healthcare reform measures of the second Trump administration will impact the ACA.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2.0% per fiscal year, which went into effect in April 2013, and due to subsequent legislative amendments will remain in effect through 2032, unless additional U.S. Congressional action is taken. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In addition, there has been particular and increasing legislative and enforcement interest in the United States with respect to drug pricing practices in recent years, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Specifically, there have been several recent U.S. Congressional inquiries, Presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, reduce the cost of prescription drugs under Medicare and reform government program reimbursement methodologies for pharmaceutical products. For example, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for 7 years and biologics that have been on the market for 11 years covered under Medicare (the "Medicare Price Negotiation Program") and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon price of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected fifteen additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may include, for example, directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Finally, Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

Employees and Human Capital Resources

As of February 10, 2025, we had 129 regular full-time employees. On February 24, 2025, we implemented a reduction of our workforce by approximately 75%, which we anticipate being substantially complete by the fourth quarter of 2025.

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

We routinely assess employee turnover, recruitment initiatives, employee engagement, compensation and benefits programs and other matters relevant to human capital management, and we review results with our Board of Directors on a periodic basis.

Corporate Information

We were incorporated under the Canada Business Corporations Act on September 6, 2016. Immediately prior to completion of our initial public offering on June 23, 2020, we were continued as a corporation under the Business Corporations Act (Québec), or QBCA. Our principal executive offices are located at 7171 Frederick-Banting, Building 2, Suite 270, St-Laurent, Quebec, H4S 1Z9 and our telephone number is 857-412-7018. In June 2017, we incorporated our wholly-owned subsidiary, Repare Therapeutics USA Inc., a Delaware corporation, which is located at 101 Main Street, Suite 1650, Cambridge, Massachusetts 02142.

Available Information

We maintain an internet website at www.reparerx.com and make available free of charge through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934 (the “Exchange Act”). We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the “SEC”. You can review our electronically filed reports and other information that we file with the SEC on the SEC’s web site at http://www.sec.gov and on SEDAR at http://www.sedarplus.com. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, specifically the sections title “Investors & Media” as a source of information about us.

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

Risks Related to Our Re-Prioritization and Strategic Review Process

Our corporate restructuring and the associated headcount reduction may not result in anticipated savings, could result in total costs and expenses that are greater than expected, could disrupt our business and could affect our ability to retain the employees required to consummate a strategic transaction.

In January 2025, we announced a re-alignment of resources and a re-prioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664. In connection with the evaluation of strategic alternatives and in order to extend our resources, we implemented a restructuring plan in February 2025 that included reducing our workforce by approximately 75%, with remaining employees primarily focused on the continued advancement of RP-3467 and RP-1664.

We estimate that we will incur approximately $8.7 million for retention, severance and other employee termination-related costs through the fourth quarter of 2025. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our cost structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. Furthermore, our restructuring plan may be disruptive to our operations. For example, our headcount reductions could yield unanticipated consequences, such as increased difficulties in implementing our business strategy, including retention of our remaining employees. Employee litigation related to the headcount reduction could be costly and prevent management from fully concentrating on the business.

Our workforce reduction activities may also yield unintended consequences, such as attrition beyond our reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in part on our ability to retain certain of our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of a strategic alternative as well as business operations.

Risks Related to Our Financial Position and Capital Needs

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biopharmaceutical company founded in 2016, and our operations to date have focused primarily on raising capital, organizing and staffing our company, conducting discovery and research activities, identifying potential synthetic lethal, or SL, gene pairs, establishing and protecting our intellectual property portfolio including for our proprietary SNIPRx platform, developing and progressing our product candidates through preclinical studies and clinical development, including our ongoing Phase 1 clinical trials for RP-3467 and RP-1664, and establishing arrangements with third parties for the manufacture of initial quantities of our product candidates and component materials. We do not have any product candidates approved for sale and have not generated any revenue from product sales. Additionally, as an organization, we have not yet demonstrated an ability to successfully complete clinical development, obtain regulatory approvals, manufacture a commercial-scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Investment in biopharmaceutical product development is a highly speculative undertaking and entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any product revenue to date, and we are devoting substantially all of our financial resources and efforts to research and development of our product candidates including RP-3467 and RP-1664. To date, we have primarily funded our operations through sales of equity securities, including our IPO in June 2020 and our follow-on offering in November 2021, as well as upfront payments from collaboration and research agreements.

We have incurred significant operating losses since our inception in 2016. Our net loss was $84.7 million, and $93.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $417.8 million. We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. It could be several years, if ever, before we have a commercialized drug. We anticipate that our expenses will increase substantially if, and as, we:

•
continue our ongoing and planned development of our product candidates, including our ongoing Phase 1 clinical trials of RP-3467, RP-1664 and lunresertib;
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

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. Our expenses could increase beyond our expectations if we are required by the U.S. Food and Drug Administration, or FDA, the EMA, or other regulatory authorities to perform studies in addition to those we currently expect, or if there are any delays in the initiation and completion of our clinical trials or the development of RP-3467, RP-1664, or any future product candidates.

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

As of December 31, 2024, our cash and cash equivalents and marketable securities on hand was $152.8 million. Taking into account the anticipated cost savings associated with the announced realignment of resources and a reprioritization of our portfolio, we believe that our cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into late-2027. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•
the continuation of our ongoing and planned development of our product candidates, including our ongoing Phase 1 clinical trials of RP-3467, RP-1664 and lunresertib;
•
the timing, costs, progress and results of our ongoing clinical trials, including our ongoing Phase 1 clinical trials of RP-3467, RP-1664 and lunresertib;
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
•
the revenue, if any, received from commercial sales of RP-3467, RP-1664 and any future product candidates for which we or our collaborators receive marketing approval;
•
the addition of physical infrastructure to support our research and development; and
•
the costs of operating as a public company.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, RP-1664, PR-3467 and any future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce, or altogether terminate our research and development programs or future commercialization efforts.

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

We have no products approved for sale and our initial clinical product candidates, RP-1664 and PR-3467 are still in the early stages of clinical development and will require additional clinical development, regulatory review and approval in each jurisdiction in which we intend to market it, access to sufficient commercial manufacturing capacity, and significant sales and marketing efforts before we can generate any revenue from product sales. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization, by us or our collaborators of RP-3467, RP-1664 and one or more of our other product candidates. The success of our product candidates will depend on several factors, including the following:

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

There is no guarantee that the results obtained in current preclinical studies, our ongoing open-label Phase 1 clinical trials of RP-3467, RP-1664 or any future clinical trials of any product candidate will be sufficient to obtain regulatory approval or marketing authorization for such product candidate.

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

We have filed INDs for RP-3467 and RP-1664, but we may not be able to file INDs for our other product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that such regulatory authorities will not change their requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our trials may prevent us from completing our clinical trials or commercializing our products on a timely basis, if at all.

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

Our SNIPRx platform is novel and may not be effective at identifying SL targets for product candidates. We therefore cannot provide any assurance that we will be able to successfully identify product candidates, advance any of these additional product candidates or diagnostics for their associated biomarkers through the development process. Most of our proposed targets are unproven in clinical trials and there is no guarantee that the preclinical data will translate into a clinical relevance of such novel biomarkers and targets.

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

We may not commercialize, market, promote or sell any product candidate without obtaining marketing approval from the FDA, EMA, or other comparable regulatory authority, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Competing clinical trials for the same populations targeted as ours may limit our enrollment, or the results of competitors with similar technologies and products may falsely undermine our SNIPRx platform. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We or our collaborators may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize RP-3467, RP-1664 and any future product candidates, including:

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

Our product candidates will require clinical testing before we are prepared to submit a new drug application, or NDA, or equivalent application required in another jurisdiction for regulatory approval. We cannot predict with any certainty if or when we might submit an NDA or equivalent application required in another jurisdiction for regulatory approval for any of our product candidates or whether any such application will be approved by the FDA or other comparable regulatory authority, as applicable. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other comparable regulatory authority may not agree with our proposed endpoints for any future clinical trial of our product candidates, which may delay the commencement of our clinical trials. In addition, we may not succeed in developing and validating disease-relevant clinical endpoints based on insights regarding biological pathways for the diseases we are studying. The clinical trial process is also time consuming. We estimate that the successful completion of clinical trials for RP-3467, RP-1664, and any future product candidates will take several years to complete. Furthermore, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat clinical trials.

Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials and we cannot assure you that any ongoing, planned or future clinical trials will lead to results sufficient for the necessary regulatory approvals.

We initiated a Phase 1 clinical trial of RP-1664 in the first quarter of 2024 and initiated a Phase 1 clinical trial of RP-3467 in the fourth quarter of 2024. Success in preclinical testing and earlier clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the efficacy and safety of a product candidate. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical studies and earlier clinical trials does not ensure that later efficacy trials will be successful, nor does it predict final results. Frequently, product candidates that have shown promising results in early clinical trials have subsequently suffered significant setbacks in later clinical trials. In addition, the design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We have limited experience designing clinical trials and may be unable to design and execute a clinical trial to support regulatory approval. There is a high failure rate for drugs and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway or safety or efficacy observations made in clinical trials, including previously unreported adverse events.

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

We conduct clinical trials for product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We currently conduct clinical trials outside the United States, including our RP-1664 LIONS trial with a clinical trial site in Denmark and our lunresertib and Debio 0123 combination trial with clinical trial sites in Canada, the United Kingdom and Denmark. The acceptance of study data from clinical trials conducted outside the United States or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the basis for marketing approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; and (ii) the trials were performed by clinical investigators of recognized competence and pursuant to good clinical practice, or GCP, regulations. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. Results for our clinical trials may differ by jurisdiction as a result of varying standards of care or local restrictions on reimbursement from third-party payors for clinical trials, thereby affecting the willingness of the FDA or any comparable foreign regulatory authority to accept such data. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which could be costly and time-consuming, and which may result in product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We have explored and may continue to explore the use of our product candidates in combination with other therapies, including those that are not yet approved. For example, our Phase 1 MYTHIC clinical trial is evaluating lunresertib in combination with Debio 0123 as part of an ongoing 50/50 cost sharing collaboration with Debiopharm. If we choose to develop a product candidate for use in combination with an approved therapy, we are subject to the risk that the FDA or comparable foreign regulatory authorities could revoke approval of, or that safety, efficacy, manufacturing, or supply issues could arise with, the therapy used in combination with our product candidate. If the therapies we use in combination with our product candidates are replaced as the standard of care, the FDA or comparable foreign regulatory authorities may require us to conduct additional clinical trials, or we may not be able to obtain adequate reimbursement from third-party payors. The occurrence of any of these risks could result in our product candidates, if approved, being removed from the market or being less successful commercially.

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

We face competition from segments of the pharmaceutical, biotechnology and other related markets that pursue the development of precision oncology therapies for patients with genetically-defined cancers. Several biopharmaceutical companies, including Loxo Oncology, Inc. (part of Eli Lilly and Company), Blueprint Medicines Corporation, SpringWorks Therapeutics, Inc., Black Diamond Therapeutics, Inc., Deciphera Pharmaceuticals, Inc., Tango Therapeutics, Inc., Zentalis Pharmaceuticals, Inc., Turning Point Therapeutics, Inc. (acquired by Bristol-Myers Squibb), and Exelixis, Inc. are developing precision oncology medicines. In addition, we may face competition from companies developing product candidates that are based on SL, including AstraZeneca, GlaxoSmithKline, Pfizer, Bayer, Merck Serono, Schrodinger, Inc., Exelixis, Inc., Artios Pharma Ltd., IDEAYA Biosciences, Inc, Impact Therapeutics, Aprea Therapeutics, Shanghai De Novo Pharmatech, Tide Pharmaceutical, Acrivon Therapeutics, Biocity Biopharma, Oric Pharmaceuticals, Schrodinger, Treadwell Therapeutics, Varsity Pharma, Breakpoint Therapeutics, Rhizen Pharmaceuticals AG, Simcere Pharmaceutical, Shouyao Holdings, and MOMA Therapeutics.

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

Even if we are successful in obtaining regulatory approval, commercial success of any approved products will also depend in large part on the availability of insurance coverage and adequate reimbursement from third-party payors, including government payors, such as the Medicare and Medicaid programs, and managed care organizations, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. Further, coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. If government and other healthcare payors were not to provide adequate insurance coverage and reimbursement levels for any of our products once approved, market acceptance and commercial success would be limited.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and a company that is found to have improperly promoted off-label uses may be subject to significant liability. However, physicians may, in their independent medical judgment, prescribe legally available products for off-label uses. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA does restrict manufacturer’s communications on the subject of off-label use of their products. The policies of the FDA and of comparable foreign regulatory authorities may change and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. For example, the U.S. Supreme Court’s June 2024 decision in Loper Bright Enterprises v. Raimondo overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper decision could result in additional legal challenges to regulations and decisions issued by federal agencies, including the FDA, on which we rely. Any such legal challenges, if successful, could have a material impact on our business. Additionally, the Loper decision may result in increased regulatory uncertainty, inconsistent judicial interpretations, and other impacts to the agency rulemaking process, any of which could adversely impact our business and operations. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. Certain policies of any administration may impact our business and industry. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

In the United States and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. For example, in March 2010, the Patient Protection and Affordable Care Act, or ACA, was enacted, which substantially changed the way healthcare is financed by both governmental and private insurers.

There have been judicial, Congressional and executive branch challenges and amendments to certain aspects of the ACA. For example, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut-hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is also unclear how any such challenges and additional healthcare reform measures of the second Trump administration will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect until 2032 unless additional action is taken by Congress. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the martket for at least 7 years and biologics that have been on the market for at least 11 years covered under Medicare (the "Medicare Drug Price Negotiation Program") and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price for the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HSS selected fifteen additional products covered under Part D for price negotiations in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether the models will be utilized in any health reform measures in the future.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions may, for example, include directives to reduce agency workforce, rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

We are subject to export control and import, anti-corruption, and anti-money laundering laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, or FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Trade controls may restrict or prohibit altogether the sale or supply of certain products and services to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions, unless there are license exceptions that apply or specific licenses are obtained. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We may engage third parties for clinical trials outside of the United States, to sell our products abroad once we enter a commercialization phase, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may also have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into partnerships in the future when strategically attractive, including potentially with major biotechnology or pharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies and funding for our programs and technology. If we fail to enter into or maintain collaborations on reasonable terms or at all, our ability to develop our existing or future research programs and product candidates could be delayed, the commercial potential of our product could change, and our costs of development and commercialization could increase. Furthermore, we may find that our programs require the use of intellectual property rights held by third parties, and the evolution of our business may depend in part on our ability to acquire or in-license these intellectual property rights.

Any collaborations we enter into may pose a number of risks, including, but not limited to, the following:

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

If our collaborations do not result in the successful discovery, development, and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. Moreover, we may not receive all of the milestone or royalty payments we are entitled to receive under our current and future collaboration agreements. For example, pursuant to the terms of our collaboration and license agreement with Bristol-Myers Squibb, we are entitled to receive up to $301.0 million in total milestones per each program subject to the agreement. However, given the overlapping nature of the triggers for these milestone payments, as well as the uncertainty associated with achieving any of such milestones, it is unlikely that we will receive the entire $301.0 million in milestone payments with respect to each program subject to the agreement.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. While we have a registered trademark for our SNIPRx platform and SNIPDX biomarker platform technology, we have not yet selected trademarks or begun the process of applying to register trademarks for our product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks, and we may not have adequate resources to enforce our trademarks.

In addition, any proprietary name we propose to use with product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. Comparable foreign regulators may have similar requirements, and it is possible that different proprietary or non-proprietary names may be required in different jurisdictions.

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

We are highly dependent on our management team. Each of them may currently terminate their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development, and commercialization objectives. We do not currently maintain “key person” life insurance on the lives of our executives or any of our employees.

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
•
the commencement, enrollment, timing and results of our ongoing clinical trials of RP-3467, RP-1664 and any future product candidates or those of our competitors;
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
•
the level of expenses related to RP-3467, RP-1664 and any future product candidates or clinical development programs;
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

Based upon our common shares outstanding as of December 31, 2024, our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares beneficially own shares, in the aggregate, representing approximately 53% of our common shares. If our executive officers, directors, and shareholders who owned more than 5% of our outstanding common shares acted together, they would be able to significantly influence all matters requiring shareholder approval, including the election and removal of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power and transfer restrictions could delay or prevent an acquisition of our company on terms that other shareholders may desire or result in the management of our company in ways with which other shareholders disagree.

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

We have filed registration statements on Form S-8 to register our common shares that are issuable pursuant to our equity incentive plans. Shares registered under these registration statements on Form S-8 will be available for sale in the public market subject to vesting arrangements and exercise of options, as well as, in the case of our affiliates, the restrictions of Rule 144 under the Securities Act. Furthermore, in November 2024, we entered into a Common Shares Sale Agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC as sales agent, pursuant to which we may issue and sell from time to time, subject to the restrictions of Form S-3, common shares up to a maximum aggregate amount of $100.0 million in sales deemed to be an “at the market offering,” as defined by the Securities Act.

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

Based on the nature of our activities and the composition of our income and assets, we believe we were classified as a PFIC for the taxable year ended December 31, 2024. No assurances regarding our PFIC status can be provided for any past, current, or future taxable years. The determination of whether we are a PFIC is a fact-intensive determination made on an annual basis and the applicable law is subject to varying interpretation. In particular, the characterization of our assets as active or passive may depend in part on our current and intended future business plans, which are subject to change. In addition, the total value of our assets for PFIC testing purposes may be determined in part by reference to the market price of our common shares from time to time, which may fluctuate considerably. Under the income test, our status as a PFIC depends on the composition of our income which will depend on the transactions we enter into in the future and our corporate structure. The composition of our income and assets is also affected by how, and how quickly, we spend the cash we raise in any offering. Accordingly, our U.S. counsel expresses no opinion with respect to our PFIC status.

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

If a U.S. Holder makes an effective QEF Election, the U.S. Holder will be required to include in gross income each year, whether or not we make distributions, as capital gains, such U.S. Holder’s pro rata share of our net capital gains and, as ordinary income, such U.S. Holder’s pro rata share of our earnings in excess of our net capital gains. However, a U.S. Holder can only make a QEF election with respect to common shares in a PFIC if such company agrees to furnish such U.S. Holder with certain tax information annually. For the taxable year ending December 31, 2024, we intend to make available, upon request, certain information to enable U.S. Holders to make a QEF Election with respect to our common shares. However, we cannot guarantee that we will make such information available for all years in which we are a PFIC or that the information will be available at the time required for any particular U.S. Holder to make a QEF Election.

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

Each “Ten Percent Shareholder” in a non-U.S. corporation that is classified as a controlled foreign corporation, or CFC, for U.S. federal income tax purposes generally is required to include in income for U.S. federal tax purposes such Ten Percent Shareholder’s pro rata share of the CFC’s ‘‘Subpart F income,’’ global intangible low taxed income, and investment of earnings in U.S. property, even if the CFC has made no distributions to its shareholders. Subpart F income generally includes dividends, interest, rents, royalties, gains from the sale of securities and income from certain transactions with related parties. In addition, a Ten Percent Shareholder that realizes gain from the sale or exchange of shares in a CFC may be required to classify a portion of such gain as dividend income rather than capital gain. An individual that is a Ten Percent Shareholder with respect to a CFC generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a Ten Percent Shareholder that is a U.S. corporation. Failure to comply with these reporting obligations may subject a Ten Percent Shareholder to significant monetary penalties and may prevent the statute of limitations with respect to such Ten Percent Shareholder’s U.S. federal income tax return for the year for which reporting was due from starting.

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

In general, where control of a corporation has been acquired by a person or group of persons, subsection 111(5) of the Income Tax Act (Canada), or Canadian Tax Act, and equivalent provincial income tax legislation restrict the corporation’s ability to carry forward non-capital losses from preceding taxation years. We have not performed a detailed analysis to determine whether an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act has occurred after each of our previous issuances of common shares or preferred shares. In addition, if we undergo an acquisition of control, our ability to utilize non-capital losses could be limited by subsection 111(5) of the Canadian Tax Act. As of December 31, 2024, we had Canadian federal and provincial non-capital loss carry forwards of $352.2 million, which expire beginning in 2037 through 2044. In addition, we also have scientific research and experimental development expenditures of approximately $83.1 million for Canadian federal and provincial income tax purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carry-forward period. We also have scientific research and experimental development tax credit carry forwards of approximately $13.8 million for Canadian federal income tax purposes, which expire beginning in 2036 through 2044. Research and development tax credits and expenditures are subject to verification by the tax authorities, and, accordingly, these amounts may vary. Future changes in our share ownership, some of which are outside of our control, could result in an acquisition of control for the purposes of subsection 111(5) of the Canadian Tax Act. Furthermore, our ability to utilize non-capital losses (or U.S. equivalents) of companies that we may acquire in the future may be subject to limitations. As a result, even if we attain profitability, we may be unable to use a material portion of our non-capital losses and other tax attributes, which could negatively impact our future cash flows.

Changes to the tax treatment of research and experimental expenditures as a result of U.S. federal tax legislative changes could increase our tax burden and adversely affect our business and financial condition.

In December 2017, the U.S. government enacted comprehensive tax legislation, the Tax Cuts and Jobs Act of 2017, or TCJA, significantly reformed the Code. As a result of this legislation, U.S.-based specified research and experimental expenditures are required to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. Prior to the enactment of the TCJA, research and experimental expenditures were deductible in the year they were incurred for U.S. tax purposes. Various legislative proposals have been advanced to restore current-year deductions for research and experimental expenditures, but no such legislation has been enacted despite bipartisan support.

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

From time to time, we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interests and penalties.

Our determination of our tax liability is subject to review by the Canada Revenue Agency, the U.S, Internal Revenue Service, and other local tax authorities. We are currently under income tax audit by the Canada Revenue Agency for taxation years December 31, 2022 through 2023 and the taxing authorities in the Province of Quebec for taxation years December 31, 2021 through 2023. To the extent the Canada Revenue Agency or any other relevant tax authority determines that we owe additional taxes, our financial position, results of operations and/or cash flows could be adversely impacted.

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

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including health pandemics, changes in inflation, interest rates, or foreign currency exchange rates, banking crises or disruptions in access to bank deposits or lending commitments, natural disasters, geopolitical instability resulting from war, terrorism and other violence, supply chain disruptions, and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets and volatility and disruptions in the equity and debt markets. For example, inflation (such as that recently observed in the United States and elsewhere) has increased our business costs and could become more significant in the future. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations. Similarly, these macroeconomic factors could affect the ability of our contract manufacturers, sole-source or single-source suppliers to remain in business or otherwise manufacture or supply product.

In addition, because some of our manufacturers and suppliers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, on February 1, 2025, President Donald Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and Canada, and a 10% tariff on certain imports from China, which were to take effect on February 4, 2025. A 30-day pause was granted to Canada and Mexico. However, these newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components may in the future be subject to these tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our supply and lead-times, our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

We may become involved in litigation, including securities class action litigation, that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, litigation, including securities class action litigation, has often followed certain significant business transactions, such as announcement of a strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in investigations by the SEC. We may be exposed to such litigation even if no wrongdoing occurred. Litigation is usually expensive and diverts management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our shareholders receive in any such transaction.

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

Item 2. Properties.

Our headquarters is currently located in Montréal, Québec, Canada and consists of 24,039 square feet of combined laboratory and office space under a lease agreement that expires in August 2025. This facility provides the laboratory capacity for our CRISPR-enabled genome-wide synthetic lethal target platform, SNIPRx®, including dedicated space for work related to accelerating our preclinical assets. We also lease 11,312 square feet of office space in Cambridge, Massachusetts for our U.S.-based employees under a lease which expires in January 2026. In line with the announced realignment of resources and strategic reprioritization of our research and development activities to focus our efforts on the advancement of our Phase 1 clinical programs, RP-3467 and RP-1664, we are currently exploring our lease options.

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

Holders

As of December 31, 2024, there were approximately 10 holders of record of our common shares. This number does not reflect the beneficial holders of our common shares for whom shares are held in “nominee” or “street” name through brokerage accounts or other nominees.

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

Recent Sales of Unregistered Equity Securities

In November 2024, we issued a warrant to purchase 35,000 of our common shares at an exercise price of $3.61 per common share to a service provider in consideration for certain corporate advisory services provided by the service provider. The warrant is exercisable in whole or in part through November 7, 2029. The warrant was issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

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

Overview

We are a clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality, or SL, represents a clinically validated approach to drug development. We use our proprietary, genome-wide, CRISPR-enabled SNIPRx platform to systematically discover and develop highly targeted cancer therapies that preferentially treat cancers due to mechanisms of genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair.

Strategic Re-Prioritization

In January 2025, we announced a re-alignment of resources and a re-prioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664. We also announced our intention to seek partnering opportunities across our portfolio, including for lunresertib and camonsertib, prior to any start of pivotal development. Effective February 24, 2025, we reduced our workforce by approximately 75%, with our remaining employees primarily focused on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664.

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

As of December 31, 2024, we had cash and cash equivalents and marketable securities on hand of $152.8 million. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements into late-2027, after taking into account the realignment of resources and reprioritization of our clinical portfolio announced in January 2025 and our reduction in workforce announced in February 2025. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Since inception, we have incurred significant operating losses. Our net losses were $84.7 million, and $93.8 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $417.8 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, as well as maintain and expand our intellectual property portfolio. Our net losses are also expected to be impacted as we pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the SEC requirements, directors and officers, or D&O, insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, our expenditures on other research and development activities, our revenue and expenses recognized from collaboration and license agreements, as well as restructuring initiatives we undertake.

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

Macroeconomic Considerations and Other Global Uncertainties

Unfavorable conditions in the economy in the United States, Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including health pandemics, changes in inflation and interest rates as well as foreign currency exchange rates, global trade restrictions and the potential imposition of tariffs, natural disasters, supply chain disruptions and the Russia-Ukraine and Middle-East conflicts, have led to economic uncertainty globally and could impact our overall business operations. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed. For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors.”

In addition, because some of our manufacturers and suppliers are located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. The U.S. government has indicated its intent to adopt a new approach to trade policy and in some cases to renegotiate, or potentially terminate, certain existing bilateral or multi-lateral trade agreements. For example, on February 1, 2025, President Donald Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and Canada, and a 10% tariff on certain imports from China, which were to take effect on February 4, 2025. A 30-day pause was granted to Canada and Mexico. However, these newly proposed and imposed tariffs have resulted in threatened and actual retaliatory tariffs against U.S. goods. Our components may in the future be subject to these and additional tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our supply and lead-times, our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

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

The following table presents revenue from collaboration agreements:

	December 31,
	2024	2023
	(in thousands)
Roche Collaboration and License Agreement	$50,888	$14,545
Bristol-Myers Squibb Collaboration and License Agreement	2,589	26,115
Ono Collaboration Agreement	—	10,473
Total revenue	$53,477	$51,133

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

In February 2023, we received an additional payment of $4.0 million negotiated with Roche for additional revisions to the clinical development plan. In March 2024, we received a further payment of $4.0 million for revisions to the clinical development plan under the Roche Agreement, of which $2.1 million was recorded as collaboration revenue receivable at December 31, 2023. The transaction price was updated for the additional consideration received, as well as other adjustments of $0.5 million pursuant to the termination of the agreement.

Performance obligation	Transaction price
(in thousands)
Combined licenses	$105,327
Completion of Continuing Trials	34,035
Transfer of clinical trial materials	2,714
Total transaction price	$142,076

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2023	$9,463
Increase in collaboration revenue receivable	41,425
Recognition as revenue, as the result of performance obligations satisfied	(50,888)
Balance as of December 31, 2024	$—

We recognized $50.9 million for the year ended December 31, 2024 as revenue associated with the Roche Agreement in relation to (i) the recognition of revenue from a $40.0 million milestone payment from Roche in February 2024 upon dosing of the first patient with camonsertib in Roche's Phase 2 TAPISTRY trial, as well as (ii) the recognition of all remaining deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period. As of December 31, 2024, there was nil deferred revenue related to the Roche Agreement.

Over the course of the Roche camonsertib collaboration, we received a cumulative total of $182.6 million, including the upfront payment, the milestone payment, as well as additional reimbursements from Roche. On February 7, 2024, we received written notice from Roche of their election to terminate the Roche collaboration agreement following a review of Roche's pipeline and evolving external factors. The termination became effective on May 7, 2024, at which time we regained global development and commercialization rights for camonsertib from Roche. Following May 7, 2024, there is no other material relationship between us and Roche.

We recognized $14.5 million for the year ended December 31, 2023 in recognition of research and development services performed towards the completion of the Continuing Trials under the Roche Agreement during the year. As of December 31, 2023, there was $9.4 million of deferred revenue related to the Roche Agreement, of which $7.7 million was classified as current and $1.7 million was classified as non-current in the consolidated balance sheet based on the period the services to complete the Continuing Trials were expected to be performed.

Collaboration and License Agreement with Bristol-Myers Squibb Company

In May 2020, we entered into a collaboration and license agreement, or the BMS Agreement, with the Bristol-Myers Squibb Company, or Bristol-Myers Squibb, pursuant to which we and Bristol-Myers Squibb agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. We provided Bristol-Myers Squibb access to a selected number of our existing screening campaigns and novel campaigns. We were responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol-Myers Squibb. The collaboration consisted of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. In the event that Bristol-Myers Squibb elected to obtain an exclusive license for the subsequent development, manufacturing and commercialization of a program, Bristol-Myers Squibb will then be solely responsible for all such worldwide activities.

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

The $50.0 million upfront payment was recorded as deferred revenue on our consolidated balance sheet and was partially recognized at the point in time when option licenses were exercised by Bristol-Myers Squibb, with the remainder being recognized on a proportional performance basis over the period of service for research services.

Performance obligation	Transaction price
(in thousands)
Research activities	$6,405
Options to license druggable targets	31,148
Options to license undruggable targets	12,447
Total transaction price	$50,000

Deferred revenue pertaining to the BMS Agreement	Research activities	Options to license druggable targets	Options to license undruggable targets	Total
	(in thousands)
Balance as of December 31, 2023	$—	$—	$2,489	$2,489
Increase in collaboration revenue receivable	—	—	100	100
Recognition as revenue, as the result of performance obligations satisfied	—	—	(2,589)	(2,589)
Balance as of December 31, 2024	$—	$—	$—	$—

We recognized nil as revenue for the year ended December 31, 2024 and $2.4 million for the year ended December 31, 2023, in recognition of deferred revenue for research activities performed under the BMS Agreement.

We recognized nil as revenue for the year ended December 31, 2024 and $13.7 million for the year ended December 31, 2023, related to druggable targets.

We completed the discovery portion of the BMS Agreement in November 2023. With the completion of our performance obligations under the BMS Agreement in the fourth quarter of 2023, we recognized $10.0 million as revenue for the year ended December 31, 2023 related to options to license undruggable targets as these options expired upon completion of the discovery portion of the BMS Agreement. As of December 31, 2023, Bristol-Myers Squibb retained its right to exercise one option to an undruggable target.

In March 2024, Bristol-Myers Squibb exercised its one remaining option for an undruggable target. As a result, we recognized $2.6 million as revenue related to undruggable targets, including the option fee payment of $0.1 million, for the year ended December 31, 2024.

As of December 31, 2023, there was $2.5 million of deferred revenue related to the BMS Agreement, which was classified as current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises. As of December 31, 2024, there was no deferred revenue related to the BMS Agreement.

Over the course of our collaboration, Bristol-Myers Squibb has exercised its options for a combined total of five druggable targets and one undruggable target.

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

In June 2023, we and Ono determined not to further extend the term of the Ono Agreement. As a result, no product candidate would be licensed to Ono pursuant to the terms of the Ono Agreement. We recognized revenue of $10.5 million for the year ended December 31, 2023 with regards to the performance obligation under the Ono Agreement. In July 2023, Ono provided us with a formal notice to terminate the Ono Agreement without cause as defined in the Ono Agreement. As a result of this termination, all rights to the Polθ program have reverted back to us.

Operating Expenses

Debiopharm Collaborative Arrangement

In January 2024, we entered into a clinical study and collaboration agreement, or the Debio Collaboration Agreement, with Debiopharm International S.A., or Debiopharm, a privately-owned, Swiss-based biopharmaceutical company, with the aim to explore the synergy between our compound, lunresertib, and Debiopharm’s compound, Debio 0123, a WEE1 inhibitor. We are collaborating with Debiopharm on the development of a combination therapy, with us sponsoring the global study, and will share all costs equally. Both parties are each supplying their respective drugs and retain all commercial rights to their respective compounds, including as monotherapy or as combination therapies. The activities associated with the Debio Collaboration Agreement are coordinated by a joint steering committee, which is comprised of an equal number of representatives from both parties. Based on the terms of the Debio Collaboration Agreement, we concluded that the Debio Collaboration Agreement meets the requirements of a collaboration within the guidance of ASC 808, “Collaborative Arrangements”, as both parties are active participants in the combination trial and are exposed to significant risks and rewards depending on the success of the combination trial. Accordingly, the net costs associated with the co-development are expensed as incurred and recognized within research and development expenses in our consolidated statement of operations and comprehensive loss. During the year ended December 31, 2024, we recognized $3.2 million in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement.

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

The following table summarizes our research and development costs:

	Year Ended December 31,
	2024	2023
	(in thousands)

Discovery costs
Direct external costs	$5,293	$7,717
Laboratory supplies and research materials	3,357	3,881
Personnel related costs	10,833	11,710
Facilities related costs	1,640	1,523
Other costs	3,366	3,913
	24,489	28,744
Development costs
Direct external costs
Camonsertib program	14,321	23,420
Lunresertib program	29,071	29,848
RP-1664 program	6,937	6,337
RP-3467 and Polθ program	4,878	6,500
Personnel related costs	34,478	34,187
Facilities related costs	898	867
Other costs	5,043	5,154
Debiopharm development cost reimbursement	(3,242)	—
	92,384	106,313
R&D tax credits	(932)	(1,464)
Total research and development costs	$115,941	$133,593

The successful development of our product candidates is highly uncertain. We expect our research and development expenses to decrease in the short term as a result of the cost savings initiatives we implemented in connection with strategic reprioritization activities implemented in August 2024 and January 2025. We cannot determine with certainty the timing of initiation, the duration, or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to increase significantly as we commence clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our ongoing and planned clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

We anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and directors’ and officers’ insurance costs as well as investor and public relations expenses. We also anticipate that our general and administrative expenses may increase in the future as we explore partnering alternatives for our portfolio, including potential legal, accounting and advisory expenses and other related charges.

Restructuring Expenses

In August 2024, we announced a strategic reprioritization of our research and development activities to focus our efforts on the advancement of our portfolio of clinical-stage oncology programs. As part of this strategic refocus, we reduced our overall workforce by approximately 25%, with a majority of the headcount reductions from our preclinical group. For the year ended December 31, 2024, we incurred approximately $1.4 million in costs as part of this strategic refocus, comprised primarily of severance and termination benefits.

In January 2025, we announced a further realignment of resources and a reprioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664. Effective February 24, 2025, we also reduced our workforce by approximately 75%. We estimate that we will incur approximately $8.7 million for retention, severance and other employee termination-related costs through the fourth quarter of 2025.

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

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Revenue:
Collaboration agreements	$53,477	$51,133	$2,344
Operating expenses:
Research and development, net of tax credits	115,941	133,593	(17,652)
General and administrative	29,680	33,764	(4,084)
Restructuring	1,379	—	1,379
Total operating expenses	147,000	167,357	(20,357)
Loss from operations	(93,523)	(116,224)	22,701
Other income (expense), net:
Realized and unrealized loss on foreign exchange	(2)	(170)	168
Interest income	10,391	13,334	(2,943)
Other expense, net	(115)	(119)	4
Total other income, net	10,274	13,045	(2,771)
Loss before income taxes	(83,249)	(103,179)	19,930
Income tax (expense) benefit	(1,440)	9,383	(10,823)
Net loss	$(84,689)	$(93,796)	$9,107

Revenue

Revenue was $53.5 million for the year ended December 31, 2024, compared to $51.1 million for year ended December 31, 2023. The increase of $2.3 million was due to:

•
a $36.3 million increase in revenue recognized under the Roche Agreement as a result of the $40.0 million milestone achievement in the first quarter of 2024 and higher deferred revenue recognized for the completion of the Continuing Trials. The Roche Agreement was terminated in May 2024;
•
a $23.5 million decrease in revenue recognized under the BMS Agreement which expired in November 2023; and
•
a $10.5 million decrease in revenue recognized under the Ono Agreement which expired in June 2023.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $115.9 million for the year ended December 31, 2024, compared to $133.6 million for the year ended December 31, 2023. The decrease of $17.7 million in research and development expenses was primarily due to:

•
a $9.1 million decrease in direct external costs of the camonsertib program due to end of Phase 1/2 TRESR and ATTACC;
•
a $3.2 million increase in Debiopharm development cost reimbursement;
•
a $2.4 million decrease in other direct external costs related to discovery programs;
•
a $1.6 million decrease in the direct external costs of the RP-3467 & Polθ program;
•
a $0.8 million decrease in direct external costs of the lunresertib program;
•
a $0.6 million increase in the RP-1664 program as a result of the LIONS clinical trial underway; and
•
a $0.6 million decrease in personnel costs; and
•
a $0.6 million decrease in other research and material expenses including IT related costs and tax credits.

General and Administrative Expenses

General and administrative expenses were $29.7 million for the year ended December 31, 2024, compared to $33.8 million for the year ended December 31, 2023. The decrease of $4.1 million in general and administrative expenses consisted of:

•
a $2.4 million decrease in personnel related costs, including a $2.1 million decrease in share-based compensation;
•
a $1.2 million decrease in our D&O insurance premium due to lower renewal premiums; and
•
a $0.5 million decrease in professional fees associated with lower renewal of legal and finance services.

Restructuring Expenses

Restructuring expenses was $1.4 million and nil for the years ended December 31, 2024 and 2023, respectively, as a result of costs incurred as part of our strategic refocus announced in August 2024, comprised primarily of severance and termination benefits.

Other Income (Expense), Net

Other income, net was $10.3 million for the year ended December 31, 2024, compared to $13.0 million for the year ended December 31, 2023. The decrease of $2.8 million in other income was primarily attributable to lower sums in cash and cash equivalents and marketable securities.

Income Tax (Expense) Benefit

Income tax provision of $1.4 million for the year ended December 31, 2024 primarily due to taxable income in our U.S. subsidiary and utilization of federal and state research and development tax credit carry forwards.

Income tax benefit was $9.4 million for the year ended December 31, 2023, primarily due to taxable income in our U.S. subsidiary and utilization of federal and state research and development tax credit carry forwards offset by a favorable adjustment related to IRC Section 174 guidance issued in September 2023 prior to filing U.S. income tax returns for the prior period.

The decrease of $10.8 million in the income tax benefit was primarily driven by a favorable adjustment in the prior period U.S income taxes related to IRC Section 174 guidance, offset by the utilization of federal and state research and development tax credit carry forwards.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations to date with proceeds received from equity financings, including net proceeds of $232.0 million from our IPO in June 2020 and net proceeds of $94.3 million from a follow-on offering in November 2021. We have also received initial upfront and additional payments of approximately $243.1 million in the aggregate from our collaboration and license agreements.

In August 2022, we entered into a Common Shares Sale Agreement, or the 2022 Sales Agreement, with Cowen and Company, LLC pursuant to which we may sell up to $125.0 million in common shares. In November 2024, we entered into a Common Shares Sale Agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC to replace the 2022 Sales Agreement, pursuant to which we may sell up to $100.0 million in common shares. During the years ended December 31, 2024 and 2023, we did not issue or sell shares under the 2022 Sales Agreement or 2024 Sales Agreement.

In August 2024, we announced a strategic reprioritization of our research and development activities to focus our efforts on the advancement of our portfolio of clinical-stage oncology programs. As part of this strategic refocus, we reduced our overall workforce by approximately 25%, with a majority of the headcount reductions from our preclinical group. Furthermore, in January 2025, we announced a realignment of resources and a reprioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664, and in February 2025 we reduced our workforce by 75%. We also announced our intention to seek partnering opportunities across our portfolio, including for lunresertib and camonsertib prior to the start of any pivotal development.

We expect to incur significant expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development, seek regulatory approval and pursue commercialization of any approved product candidates and we will continue to incur additional costs associated with operating as a public company, including with our transition from smaller reporting company status at the end of 2024. We expect that our research and development and general and administrative costs will increase in connection with our planned research and development activities.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct certain U.S.-based research and development expenditures in the current fiscal year and required taxpayers to amortize them over five years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or IRC. This provision increased our 2023 and 2022 cash payments of income taxes significantly as compared to 2021 in compliance with IRC Section 174. In September 2023, new interim guidance was issued by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of such expenses. An income tax receivable in the amount of $11.6 million as of December 31, 2024 reflects the overpayment of tax installments by our U.S. subsidiary. Any changes to tax legislation may materially affect our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

As of December 31, 2024, our cash and cash equivalents and marketable securities on hand was $152.8 million. Taking into account the anticipated cost savings associated with the announced realignment of resources and a reprioritization of our portfolio, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements into late-2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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
•
the revenue, if any, received from commercial sales of RP-3467, RP-1664, lunresertib, camonsertib and any future product candidates for which we or our collaborators receive marketing approval; and
•
the costs of operating as a public company.

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

Cash Flows

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our cash flows for each of the years presented:

	Year ended December 31,
	2024	2023	CHANGE
	(in thousands)
Net cash used in operating activities	$(76,445)	$(127,158)	$50,713
Net cash provided by investing activities	49,468	78,041	(28,573)
Net cash provided by financing activities	542	842	(300)
Effect of exchange rate fluctuations on cash held	(116)	22	(138)
Net Decrease In Cash And Cash Equivalents	$(26,551)	$(48,253)	$21,702

Operating Activities

Net cash used in operating activities was $76.4 million for the year ended December 31, 2024, reflecting a net loss of $84.7 million, a net decrease of $14.1 million in our net operating assets offset by a net change in non-cash charges of $22.3 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense and non-cash lease expense offset by the net accretion/amortization of marketable securities. The change in our net operating assets was primarily due to $12.0 million of deferred revenue being recognized with the satisfaction of performance obligations and by a net decrease of $2.1 million in accounts payable and accrued expenses, prepaid expenses, operating leases, other current liabilities and other current and non-current assets.

Net cash used in operating activities was $127.2 million for the year ended December 31, 2023, reflecting a net loss of $93.8 million, a net decrease of $55.2 million in our net operating assets offset by a net change in non-cash charges of $21.8 million. The non-cash charges primarily consist of share-based compensation for option grants to employees, as well as depreciation expense and non-cash lease expense offset by the net accretion/amortization of marketable securities. The change in our net operating assets was primarily due to $43.8 million of deferred revenue being recognized with the satisfaction of performance obligations and $14.3 million income tax recovery, offset by an increase of $4.3 million in account payable and accrued expenses and other current liabilities.

The $50.7 million decrease in cash used in operating activities for the year ended December 31, 2024 compared to December 31, 2023 is primarily due to the $40.0 million milestone payment received from Roche in the first quarter of 2024.

Investing Activities

Net cash provided by investing activities was $49.5 million for the year ended December 31, 2024 and resulted primarily from proceeds from maturities of marketable securities offset by purchases of marketable securities.

Net cash provided by investing activities was $78.0 million for the year ended December 31, 2023 and resulted primarily from proceeds from maturities of marketable securities offset by purchases of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.5 million for the year ended December 31, 2024, consisting of net proceeds from the exercise of stock options and issuance of common shares under the ESPP.

Net cash provided by financing activities was $0.8 million for the year ended December 31, 2023, consisting of net proceeds from the exercise of stock options and issuance of common shares under the ESPP.

Material Cash Requirements

As of December 31, 2024, we anticipate the aggregate of our cash and cash equivalents and marketable securities will be sufficient to fund our contractual obligations, as well as cash requirements to support our ongoing operations and capital expenditures. Our contractual obligations as of December 31, 2024 primarily consist of:

Operating Leases

We have certain lease agreements for office and laboratory space in Montréal, Quebec, and office space in Cambridge, Massachusetts, under which we are obligated to make lease payments of $2.0 million as of December 31, 2024.

Purchase and Other Obligations

In the normal course of business, we enter into contracts with CROs and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and provide for termination 30 to 90 days’ prior written notice, and therefore are cancellable contracts. The amount and timing of such payments are not known as of December 31, 2024.

In the normal course of business, we enter into non-cancellable purchase obligations for services and subscriptions in support of our activities. As of December 31, 2024, future estimated payments under such obligations are $1.2 million for fiscal year 2025 and $0.1 million for fiscal year 2026.

We have further entered into license agreements under which we are obligated to make milestone and royalty payments and incur annual maintenance fees. The future milestone or royalty payment obligations under the agreement are contingent upon future events, such as achieving certain clinical and commercial milestones or generating product sales. As of December 31, 2024, we were unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales. See the section titled “License and Collaboration Agreements” elsewhere in this Annual Report as well as Note 9 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of our license agreements.

Indemnification agreements

In the ordinary course of business, we may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with members of our board of directors and executive officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments we could be required to make under these indemnification agreements is, in many cases, unlimited. To date, we have not incurred any material costs as a result of such indemnifications. We are not aware of any indemnification arrangements could have a material effect on our financial position, results of operations or cash flows, and we have not accrued any liabilities related to such obligations in our consolidated financial statements as of December 31, 2024.

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

Revenue Recognition

In the year ended December 31, 2024, our revenue was generated from the Bristol-Myers Squibb collaboration agreement and the Roche collaboration and license agreement.

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

Recent Accounting Pronouncements

See note 2 to our annual consolidated financial statements appearing elsewhere in this Annual Report for a description of recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted.

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

Item 8. Financial Statements and Supplementary Data.

REPARE THERAPEUTICS INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Repare Therapeutics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Repare Therapeutics Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “ PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accrued and Prepaid Research and Development Expenses

Description of the matter

As described in note 2 to the consolidated financial statements, the Company has entered into various research and development contracts with third parties and is required to record its accrued and prepaid research and development expenses resulting from these contracts at the end of each reporting period. When evaluating the adequacy of the accrued liabilities and prepaid expenses, the Company analyzes progress of the studies, including the phase or completion of events, invoices received and contracted costs. As of December 31, 2024, the Company has recorded $13.4 million of accrued research and development expenses and has also recorded total prepaid expenses of $6.0 million, which included amounts for prepayments of research and development expenses. The Company’s determination of the amount of accrued or prepaid expenses at each reporting period requires significant judgment and estimates by management in certain circumstances, as estimates are based on management’s knowledge of the services provided by the third parties to date but not yet invoiced.

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

Montréal, Canada

March 3, 2025

Repare Therapeutics Inc.

Consolidated Balance Sheets

(In thousands of U.S. dollars, except share data)

	As of December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$84,717	$111,268
Marketable securities	68,074	112,359
Income tax receivable	10,600	10,813
Other current receivables	1,746	4,499
Prepaid expenses	6,012	4,749
Total current assets	171,149	243,688
Property and equipment, net	2,294	4,215
Operating lease right-of-use assets	1,924	3,326
Income tax receivable	960	2,276
Other assets	179	396
TOTAL ASSETS	$176,506	$253,901
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,623	$2,400
Accrued expenses and other current liabilities	19,819	24,057
Operating lease liabilities, current portion	1,845	2,400
Deferred revenue, current portion	—	10,222
Total current liabilities	25,287	39,079
Operating lease liabilities, net of current portion	88	1,010
Deferred revenue, net of current portion	—	1,730
TOTAL LIABILITIES	25,375	41,819
Commitments and Contingencies
SHAREHOLDERS’ EQUITY:
Preferred shares, no par value per share; unlimited shares authorized as of December 31, 2024 and December 31, 2023; 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common shares, no par value per share; unlimited shares authorized as of December 31, 2024 and December 31, 2023; 42,510,708 and 42,176,041 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	486,674	483,350
Warrants	10	—
Additional paid-in capital	82,191	61,813
Accumulated other comprehensive income	54	28
Accumulated deficit	(417,798)	(333,109)
TOTAL SHAREHOLDERS’ EQUITY	151,131	212,082
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$176,506	$253,901

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands of U.S. dollars, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue:
Collaboration agreements	$53,477	$51,133
Operating expenses:
Research and development, net of tax credits	115,941	133,593
General and administrative	29,680	33,764
Restructuring	1,379	—
Total operating expenses	147,000	167,357
Loss from operations	(93,523)	(116,224)
Other income (expense), net
Realized and unrealized loss on foreign exchange	(2)	(170)
Interest income	10,391	13,334
Other expense, net	(115)	(119)
Total other income, net	10,274	13,045
Loss before income taxes	(83,249)	(103,179)
Income tax (expense) benefit	(1,440)	9,383
Net loss	$(84,689)	$(93,796)
Other comprehensive income:
Unrealized gain on available-for-sale marketable securities	26	456
Total other comprehensive income	$26	$456
Comprehensive loss	$(84,663)	$(93,340)
Net loss per share attributable to common shareholders—basic and diluted	$(2.00)	$(2.23)
Weighted-average common shares outstanding—basic and diluted	42,411,085	42,093,293

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Shareholders’ Equity

(In thousands of U.S. dollars, except share data)

	Common Shares		Warrants	Additional	Accumulated Other Comprehensive	Accumulated	Total Shareholders'
	Shares	Amount		Paid-in Capital	Income	Deficit	Equity
Balance, January 1, 2023	42,036,193	$482,032	$—	$37,226	$(428)	$(239,313)	$279,517
Exercise of vested stock options	64,240	241	—	(88)	—	—	153
Share-based compensation expense	—	—	—	25,063	—	—	25,063
Issuance of common shares under the 2020 Employee Share Purchase Plan	75,608	1,077	—	(388)	—	—	689
Other comprehensive income	—	—	—	—	456	—	456
Net loss	—	—	—	—	—	(93,796)	(93,796)
Balance, December 31, 2023	42,176,041	$483,350	$—	$61,813	$28	$(333,109)	$212,082
Exercise of vested stock options	8,612	27	—	(10)	—	—	17
Share-based compensation expense	—	—	—	23,160	—	—	23,160
Issuance of common shares under the 2020 Employee Share Purchase Plan	125,793	810	—	(285)	—	—	525
Issuance of common shares on vesting of restricted share units	200,262	2,487	—	(2,487)	—	—	—
Non-employee warrant expense	—	—	10	—	—	—	10
Other comprehensive income	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	(84,689)	(84,689)
Balance, December 31, 2024	42,510,708	$486,674	$10	$82,191	$54	$(417,798)	$151,131

The accompanying notes are an integral part of these consolidated financial statements

Repare Therapeutics Inc.

Consolidated Statements of Cash Flows

(In thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net loss for the year	$(84,689)	$(93,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	23,170	25,063
Depreciation expense	1,921	1,951
Non-cash lease expense	2,359	2,194
Foreign exchange loss	8	78
Net accretion of marketable securities	(5,157)	(7,465)
Changes in operating assets and liabilities:
Prepaid expenses	(1,263)	969
Other current receivables	2,716	(216)
Other non-current assets	217	101
Accounts payable	1,229	1,934
Accrued expenses and other current liabilities	(4,222)	2,412
Operating lease liabilities, current portion	(986)	151
Income taxes	1,529	(14,329)
Operating lease liabilities, net of current portion	(1,325)	(2,373)
Deferred revenue	(11,952)	(43,832)
Net cash used in operating activities	(76,445)	(127,158)
Cash Flows From Investing Activities:
Purchase of property and equipment	—	(1,938)
Proceeds from maturities of marketable securities	182,823	259,000
Purchase of marketable securities	(133,355)	(179,021)
Net cash provided by investing activities	49,468	78,041
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	17	153
Proceeds from issuance of common shares under the 2020 Employee Share Purchase Plan	525	689
Net cash provided by financing activities	542	842
Effect of exchange rate fluctuations on cash held	(116)	22
Net Decrease In Cash And Cash Equivalents	(26,551)	(48,253)
Cash and cash equivalents cash at beginning of year	111,268	159,521
Cash and cash equivalents at end of year	$84,717	$111,268
.
Supplemental Disclosure Of Cash Flow Information:
Cash interest received	$2,380	$3,089
Cash taxes paid, net	$139	$4,945
Right-of-use assets obtained in exchange for new operating lease liability	$957	$149

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

Since inception, the Company has incurred operating losses. As of December 31, 2024, the Company had an accumulated deficit of $417.8 million. The Company does not have any products approved for sale and has financed its operations primarily through equity financings and funding from its collaboration and license agreements. Based on its current operating plan, the Company expects that its existing cash and cash equivalents and marketable securities on hand will be sufficient to fund its operating and capital expenditures for at least one year from the date of the issuance of these consolidated financial statements.

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

Foreign Currencies

The functional currency for the Company and Repare USA is the U.S. dollar (“USD”). Accordingly, transactions denominated in currencies other than the functional currency are measured and recorded in the functional currency at the exchange rate in effect on the date of the transactions. At each consolidated balance sheet date, monetary assets and liabilities denominated in currencies other than the functional currency are remeasured using the exchange rate in effect at that date. Non-monetary assets and liabilities are not remeasured. Any gains or losses arising on remeasurement are included in the consolidated statement of operations.

Segment Information

Operating segments refer to components of a company that engage in activities for which separate financial information is available and reviewed regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and assessing performance. The CODM is the Company's Chief Executive Officer. The Company manages its operations as a single operating segment, which is the research, development and eventual commercialization of precision oncology drugs targeting specific vulnerabilities of tumors in genetically defined patient populations.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in consolidated financial statements and accompanying notes. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, estimates related to revenue recognition, accrued and prepaid research and development expenses, share-based compensation, and income taxes. The Company bases its estimates on historical experience and other market specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results could differ from those estimates. Estimates are periodically reviewed in light of changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks, amounts held in money market funds and commercial paper with original maturities less than 90 days.

Marketable Securities

The Company classifies marketable debt securities with a remaining maturity of greater than three months when purchased as available-for-sale. Marketable debt securities with a remaining maturity date greater than one year from the consolidated balance sheet date are classified as non-current where the Company has the intent and ability to hold these securities for at least the next 12 months.

The Company’s marketable securities consist of U.S. treasury securities, government-sponsored enterprises securities, corporate debt securities and commercial paper with original maturities greater than 90 days. All of the Company’s marketable securities have a contractual maturity of one year or less. The Company considers its investment portfolio of U.S. treasury securities, government-sponsored enterprises securities, and commercial paper to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on observable inputs, other than quoted market prices. Unrealized gains and losses are reported in accumulated other comprehensive items in shareholders’ equity. Amortization and accretion of premiums and discounts are recorded in interest income (expense). Realized gains or losses on debt securities are included in other income (expense).

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

Concentrations of Credit Risk and Off-Balance Sheet Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and marketable securities. Our investment portfolio comprises money market funds, U.S. treasury securities, government-sponsored enterprises securities, corporate debt securities and commercial paper. Our investment policy limits investment instruments to investment-grade securities with the objective to preserve capital and to maintain liquidity until the funds can be used in business operations.

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

As of December 31, 2024 and 2023, the Company had no significant off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in shareholders’ equity that result from transactions and economic events other than those with shareholders. Other comprehensive income consists of unrealized gains and losses on available-for-sale marketable securities. Total comprehensive loss for all periods presented has been disclosed in the consolidated statements of operations and comprehensive loss.

Fair Value Measurements

Certain assets of the Company are carried at fair value under U.S. GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

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

Impairment of Long-Lived Assets

The Company evaluates its finite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. Recoverability of these assets is measured by comparing their carrying value to the future net undiscounted cash flows the assets are expected to generate over their remaining economic life. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying value of the assets exceeds their fair value. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if indicators of impairment are present. To date, no such impairment losses have been recorded.

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

The Company first evaluates license and/or collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC 808, Collaborative Arrangements (“ASC 808”), based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC 606, pursuant to ASC 808.

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

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within one year following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within one year following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are recognized as contract assets.

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

For a complete discussion of accounting for collaboration revenues, see Note 15.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB amended the guidance in ASU 280, Segment Reporting, to require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reportable segment are required to provide the new disclosures and all the disclosures currently required under ASC 280. The new guidance is effective for public entities in fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this amendment as of January 1, 2024 and amended its consolidated financial statements and disclosures accordingly.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public business entities to provide additional disclosures on specific expense categories in the notes to financial statements for both interim and annual reporting periods. While the amendments don’t change current disclosure requirements, they change where this information must be presented, requiring certain disclosures to be in a tabular format alongside other disaggregation details. This ASU is effective for annual periods starting after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

3. Cash and Cash Equivalents and Marketable Securities

As of December 31, 2024 and 2023, cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As at December 31, 2024
Cash and cash equivalents:
Cash	$43,762	$—	$—	$43,762
Money market funds	25,522	—	—	25,522
Commercial paper	15,430	3	—	15,433
Total cash and cash equivalents	$84,714	$3	$—	$84,717
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$3,013	$1	$—	$3,014
Commercial paper	40,688	39	(1)	40,726
Corporate debt securities	24,322	13	(1)	24,334
Total marketable securities	$68,023	$53	$(2)	$68,074

As at December 31, 2023
Cash and cash equivalents:
Cash	$44,462	$—	$—	$44,462
Money market funds	36,991	—	—	36,991
Commercial paper	29,811	4	—	29,815
Total cash and cash equivalents	$111,264	$4	$—	$111,268
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$22,434	$—	$(25)	$22,409
Commercial paper	89,901	60	(11)	89,950
Total marketable securities	$112,335	$60	$(36)	$112,359

Interest receivable was $0.4 million and $0.4 million as of December 31, 2024 and 2023, respectively, and is included in other current receivables.

The Company held available-for-sale marketable securities with an aggregate fair value of $7.8 million and $58.6 million that were in an unrealized loss position as of December 31, 2024 and 2023, respectively. These marketable securities have been in an unrealized loss position for less than twelve months. The unrealized losses as of December 31, 2024 were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the year ended December 31, 2024.

The Company recognized nil and $0.5 million net unrealized gain in other comprehensive income for the years ended December 31, 2024 and 2023, respectively.

The maturities of the Company’s marketable securities as of December 31, 2024 and 2023 are less than one year.

4. Fair Value Measurements

The following table presents information about the Company’s financial assets measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values:

Description	Financial Assets	Level 1	Level 2	Level 3
	(in thousands)
As at December 31, 2024
Assets
Cash equivalents:
Money market funds	$25,522	$25,522	$—	$—
Commercial paper	15,433	—	15,433	—
Total cash equivalents	40,955	25,522	15,433	—
Marketable securities:
U.S. Treasury and government-sponsored enterprises	3,014	—	3,014	—
Commercial paper	40,726	—	40,726
Corporate debt securities	24,334	—	24,334	—
Total marketable securities	68,074	—	68,074	—
Total financial assets	$109,029	$25,522	$83,507	$—

As at December 31, 2023
Assets
Cash equivalents:
Money market funds	$36,991	$36,991	$—	$—
Commercial paper	29,815	—	29,815	—
Total cash equivalents	66,806	36,991	29,815	—
Marketable securities:
U.S. Treasury and government-sponsored enterprises	22,409	—	22,409	—
Commercial paper	89,950	—	89,950	—
Total marketable securities	112,359	—	112,359	—
Total financial assets	$179,165	$36,991	$142,174	$—

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

During the years ended December 31, 2024 and 2023, there were no transfers between fair value measure levels.

5. Other Current Receivables

Other current receivables as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Research and development tax credits receivable	$820	$1,319
Collaboration revenue receivable	—	2,050
Sales tax and other receivables	926	1,130
Total other current receivables	$1,746	$4,499

6. Property and Equipment, Net

Property and equipment, net as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Computer equipment	$473	$473
Office equipment	514	514
Laboratory equipment	7,964	7,985
Leasehold improvements	2,547	2,547
Total	11,498	11,519
Less: Accumulated depreciation	(9,204)	(7,304)
Property and equipment, net	$2,294	$4,215

Depreciation expense recognized was allocated as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Research and development	$1,818	$1,835
General and administration	103	116
Depreciation expense	$1,921	$1,951

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2024 and 2023 consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Accrued research and development expense	$13,360	$16,251
Accrued compensation and benefits	5,617	6,981
Accrued professional services	502	631
Accrued restructuring expenses	174	—
Other	166	194
Total accrued expenses and other current liabilities	$19,819	$24,057

8. Restructuring Expense

In August 2024, the Company announced a strategic reprioritization of the Company's research and development activities to focus its efforts on the advancement of its portfolio of clinical-stage oncology programs. As part of this strategic refocus, the Company reduced its overall workforce by approximately 25%, with a majority of the headcount reductions from the Company’s preclinical group. For the twelve months ended December 31, 2024, the Company incurred approximately $1.4 million (nil - 2023) in costs as part of this strategic refocus, comprised primarily of severance and termination benefits.

9. License Agreements

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

In October 2024, the dosing of the first patient in the Company's POLAR Phase 1 dose finding clinical trial of RP-3467 alone and in combination with the poly-ADP ribose PARP inhibitor, olaparib, triggered the payment of a $0.1 million milestone to New York University under the terms of the NYU Agreement.

Any potential future milestone or royalty payment amounts have not been accrued at December 31, 2024 and 2023 due to the uncertainty related to the successful achievement of these milestones.

10. Leases

The Company has historically entered into lease arrangements for its facilities and certain equipment. As of December 31, 2024, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

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

In July 2021, the Company entered into a lease agreement for office space in Cambridge, Massachusetts, for a three-year term ended December 2024, which commenced in December 2021. The Company had an option for a three year renewal, which was not recognized in the Company’s right-of-use asset or lease liability. In August 2024, the Company entered into a twelve-month renewal agreement for the space, ending in January 2026, which will result in additional minimum lease payments of $1.1 million over the twelve-month extended lease term.

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

The following tables contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in thousands)
Operating Leases
Lease Cost
Operating lease cost	$2,484	$2,372
Short-term lease cost	95	122
Variable lease cost	321	249
Total lease cost	$2,900	$2,743

	December 31,
	2024	2023
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows for operating leases	$2,441	$2,405
Right-of-use assets obtained in exchange for lease obligations	$957	$149
Weighted-average remaining lease term (in years)	0.90	1.46
Weighted-average discount rate	7.9%	4.2%

Variable lease costs for the years ended December 31, 2024 and 2023 include contingent rental usage, common area maintenance and other operating charges.

Future minimum lease payments under the Company’s operating leases as of December 31, 2024 were as follows:

December 31, 2024
(in thousands)
Maturity of Lease Liabilities
2025	$1,913
2026	88
Thereafter	—
Total lease payments	$2,001
Less: interest	(68)
Total lease liabilities	$1,933

11. Shareholders’ Equity

Preferred Shares

Effective upon the closing of the IPO, the Company authorized for issue an unlimited number of preferred shares, issuable in series, having such designations, rights, privileges, restrictions and conditions, including dividend and voting rights as the board of directors of the Company may determine, and such rights and privileges, including dividend and voting rights, may be superior to those of the common shares. No preferred shares were issued and outstanding as of December 31, 2024 and 2023.

Common Shares

The articles of continuance of the Company authorize an unlimited number of common shares, voting and participating, without par value.

Each common share entitles the holder to one vote on all matters submitted to the shareholders for a vote. The holders of common shares are entitled to receive dividends, as may be declared by the board of directors, if any. Through December 31, 2024, no dividends have been declared or paid.

In August 2022, the Company entered into a sale agreement (the “2022 Sales Agreement”), with Cowen and Company, LLC. acting as agent. In November 2024, the Company entered into a Common Shares Sale Agreement (the "2024 Sales Agreement"), with TD Securities (USA) LLC to replace the 2022 Sales Agreement, pursuant to which we may sell up to $100.0 million in common shares. During the years ended December 31, 2024 and 2023, the Company did not issue or sell shares under the 2022 Sales Agreement or 2024 Sales Agreement.

12. Share-Based Compensation

2020 Employee Share Purchase Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Employee Share Purchase Plan (“ESPP”). The number of shares reserved and available for issuance under the ESPP will automatically increase each January 1, beginning on January 1, 2021 and each January 1 thereafter through January 31, 2030, by the lesser of (1) 1.0% of the total number of common shares outstanding on December 31 of the preceding calendar year, (2) 3,300,000 common shares, or (3) such smaller number of common shares as the Company’s board of directors may designate. As of January 1, 2025, the number of common shares that may be issued under the ESPP is 2,132,500.

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

For the years ended December 31, 2024 and 2023 the Company issued 125,793 and 75,608 common shares under the ESPP, respectively, at an average price per share of $4.17 and $9.11, respectively. Cash received from purchases under the ESPP for the years ended December 31, 2024 and 2023 was $0.5 million and $0.7 million, respectively. In February 2025, the Company issued 73,239 common shares under the ESPP at an average price per share of $1.08.

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value under the ESPP offering were as follows:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	5.13%	5.29%
Expected term (in years)	0.50	0.50
Expected volatility	76.32%	58.38%
Expected dividend yield	0.00%	0.00%

The weighted average grant date fair value of common shares offered and issued under the ESPP during the years ended December 31, 2024 and 2023 was $1.66 and $3.27, respectively.

Option Plan and 2020 Plan

In December 2016, as further amended in December 2017 and September 2019, the Company adopted the Repare Therapeutics Inc. Option Plan (the “Option Plan”) for the issuance of stock options and other share-based awards to directors, officers, employees or consultants. The Option Plan authorized up to 4,074,135 shares of the Company’s common shares to be issued.

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the IPO, at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants including but not limited to stock options and restricted share units. The aggregate number of common shares reserved and available for issuance under the 2020 Plan has automatically increased on January 1 of each year beginning on January 1, 2021 and will continue to increase on January 1 of each year through and including January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors. As of January 1, 2025, the number of common shares reserved for issuance under the 2020 Plan is 14,269,641.

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

Inducement Grant and Inducement Plan

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

In April 2024, the Company's board of directors approved the adoption of the 2024 Inducement Plan (the "Inducement Plan"), to be used exclusively for grants of awards to individuals who were not previously employees or directors (or following a bona fide period of non-employment) as a material inducement to such individual's entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The terms and conditions of the Inducement Plan are substantially similar to those of the 2020 Plan. 350,000 common shares were reserved for issuance under the Inducement Plan. As of December 31, 2024, the number of common shares that may be issued under the Inducement Plan is 335,300.

Warrants

In November 2024, the Company issued a warrant, as compensation for services to a consultant, to purchase up to 35,000 common shares of the Company at an exercise price of $3.61 per share, vesting in equal quarterly installments over a two-year period. The warrant expires 5 years after the grant date. Total share-based compensation expense of $0.07 million will be recognized over the two-year vesting period under general and administrative expenses.

Stock Options

The assumptions that the Company used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2024	2023
Risk-free interest rate	4.21%	3.73%
Expected term (in years)	5.97	6.01
Expected volatility	83.07%	81.50%
Expected dividend yield	0.00%	0.00%

The weighted average grant date fair value of stock options granted during the years ended December 31, 2024 and 2023 was $4.70 and $8.18, respectively.

The following table summarizes the Company’s stock options activity:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (in years)	Intrinsic value (in thousands)
Outstanding, January 1, 2024	10,097,771	$13.77	7.41	$13,502
Granted	1,636,182	$6.45
Exercised	(8,612)	$1.99
Cancelled or forfeited	(841,437)	$12.41
Outstanding, December 31, 2024	10,883,904	$12.79	6.72	$—

Options exercisable, December 31, 2024	7,941,719	$13.64	6.09	$—
Options unvested, December 31, 2024	2,942,185	$10.48	8.42	$—

The aggregate intrinsic value of stock options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common shares for those stock options that had an exercise price lower than the fair value of the Company’s common shares.

The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was nil and $0.5 million, respectively.

The total fair value of options vested during the years ended December 31, 2024 and 2023 was $22.6 million and $24.4 million, respectively.

During the year ended December 31, 2024, an aggregate of 8,612 options were exercised at a weighted-average exercise price of $1.99 per share, for aggregate proceeds of $0.02 million. As a result, an amount of $0.01 million previously included in additional paid-in-capital related to the exercised options has been credited to common shares and deducted from additional paid-in-capital.

Restricted Share Units

The following table summarizes the Company’s restricted share unit activity:

	Number of shares	Weighted average grant date fair value	Weighted average remaining contractual term (in years)	Intrinsic value (in thousands)
Outstanding, January 1, 2024	603,685	$12.42	2.09	$4,407
Awarded	527,273	$6.95
Vested and released	(200,262)	$12.42
Cancelled or forfeited	(166,537)	$9.80
Outstanding, December 31, 2024	764,159	$9.22	1.59	$—

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common shares on that same date.

Share-Based Compensation

Share-based compensation expense for all awards was allocated as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Research and development	$13,378	$13,239
General and administrative	9,782	11,824
Total share-based compensation expense	$23,160	$25,063

Share-based compensation expense by type of award was as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Stock options	$20,056	$22,422
Restricted share units	2,871	2,298
ESPP	233	343
Total share-based compensation expense	$23,160	$25,063

As of December 31, 2024, there was $19.9 million and $4.5 million of unrecognized share-based compensation expense to be recognized over a weighted-average remaining vesting period of 1.0 years and 1.6 years related to unvested stock options and unvested restricted share units, respectively.

13. Employee Savings Plan

The Company offers its employees in the United States the ability to participate in a 401(k) savings plan and offers its employees in Canada the ability to participate in a registered retirement savings plan. The Company makes non-matching employer contributions into both of these plans on behalf of participants equal to 3% of their base salary. The Company has recorded an expense of $0.8 million and $0.9 million in matching contributions for the years ended December 31, 2024 and 2023.

14. Collaboration Arrangements

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

During the year ended December 31, 2024, the Company recognized $3.2 million (nil - 2023), in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement.

15. Revenue recognition from Collaboration and License Agreements

The following table presents revenue from collaboration agreements:

	December 31,
	2024	2023
	(in thousands)
Roche Collaboration and License Agreement	$50,888	$14,545
Bristol-Myers Squibb Collaboration and License Agreement	2,589	26,115
Ono Collaboration Agreement	—	10,473
Total revenue	$53,477	$51,133

Roche

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

The Company determined that the transaction price at the onset of the agreement was $134.6 million, being (i) the total non-refundable upfront payment received of $125.0 million, (ii) the additional $4.0 million payment received, negotiated with Roche for revisions to the clinical development plan under the Roche Agreement as agreed at the time of the effective date of the Roche Agreement, and (iii) the $5.6 million received for the transfer of clinical trial materials. Additional consideration was to be paid to the Company upon the achievement of multiple clinical, regulatory and sales milestones. The Company utilized the most likely method approach and concluded that these amounts were constrained based on the probability of achievement. As such, the Company excluded such additional consideration from the transaction price.

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

In February 2023, the Company received an additional payment of $4.0 million negotiated with Roche for additional revisions to the clinical development plan. In March 2024, the Company received a further payment of $4.0 million for revisions to the clinical development plan under the Roche Agreement, of which $2.1 million was previously recorded as a receivable at December 31, 2023. The Company determined that the scope and the price of the contract had increased as a result of these additional changes and thus reflected a contract modification under ASC 606. The additional services were assessed to be not distinct from the ongoing performance obligation related to the completion of the Continuing Trials but distinct from the other performance obligations. The transaction price was updated for the additional consideration received of $8.0 million, as well as other adjustments of $0.5 million pursuant to the termination of the agreement, which were fully allocated to the completion of the Continuing Trials performance obligation.

Based on the relative stand-alone selling price, the allocation of the transaction price to the separate performance obligations is as follows:

Performance obligation	Transaction price
(in thousands)
Combined licenses	$105,327
Completion of Continuing Trials	34,035
Transfer of clinical trial materials	2,714
Total transaction price	$142,076

Revenue associated with the combined licenses was recognized at a point in time upon the transfer of the licenses to Roche on the effective date of the Roche Agreement as the Company concluded that the combined licenses were a functional intellectual property license that Roche could benefit from as of the time of grant. Revenue associated with the transfer of clinical trial materials was recognized at a point in time upon delivery of the clinical trial materials to Roche in the year ended December 31, 2022. Revenue associated with the completion of the Continuing Trials was deferred, to be recognized on a proportional performance basis over the period of time to complete the Continuing Trials, using input-based measurements of total costs of research and development incurred to estimate the proportion performed. Progress towards completion is remeasured at the end of each reporting period.

Deferred revenue pertaining to the Roche Agreement	Completion of Continuing Trials
(in thousands)
Balance as of December 31, 2023	$9,463
Increase in collaboration revenue receivable	41,425
Recognition as revenue, as the result of performance obligations satisfied	(50,888)
Balance as of December 31, 2024	$—

The Company recognized $14.5 million for the year ended December 31, 2023 as revenue associated with the Roche Agreement, in recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period. As of December 31, 2023, there was $9.4 million of deferred revenue related to the Roche Agreement, of which $7.7 million was classified as current and $1.7 million was classified as non-current in the consolidated balance sheet based on the period the services to complete the Continuing Trials were expected to be performed.

In February 2024, the Company received a $40 million milestone payment from Roche upon dosing of the first patient with camonsertib in Roche's Phase 2 TAPISTRY trial.

The Company recognized $50.9 million as revenue for the year ended December 31, 2024 in relation to (i) the recognition of revenue from the $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the recognition of all remaining deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period. As of December 31, 2024, there was nil deferred revenue related to the Roche Agreement.

Over the course of the Roche camonsertib collaboration, the Company received a cumulative total of $182.6 million, including the upfront payment, the milestone payment, as well as additional reimbursements from Roche. On February 7, 2024, the Company received written notice from Roche of their election to terminate the Roche collaboration agreement following a review of Roche's pipeline and evolving external factors. The termination became effective May 7, 2024, at which time the Company regained global development and commercialization rights for camonsertib from Roche. Following May 7, 2024, there is no other material relationship between the Company and Roche.

Bristol-Myers Squibb

In May 2020, the Company entered into a collaboration and license agreement (the “BMS Agreement”) with Bristol-Myers Squibb Company (Bristol-Myers Squibb), pursuant to which the Company and Bristol-Myers Squibb agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. The Company provided Bristol-Myers Squibb access to a selected number of its existing screening campaigns and novel campaigns. The Company was responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol-Myers Squibb, in accordance with a mutually agreed upon research plan and was solely responsible for such costs. The collaboration consists of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. Upon Bristol-Myers Squibb’s election to exercise its option to obtain exclusive worldwide licenses for the subsequent development, manufacturing and commercialization of a program, Bristol-Myers Squibb will then be solely responsible for all such worldwide activities and costs.

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

Under the terms of the BMS Agreement, Bristol-Myers Squibb paid the Company an initial non-refundable upfront fee payment of $50.0 million in June 2020. The Company is entitled to receive, on a program-by-program basis, option exercise fees ranging in the low six figures depending on the nature of the applicable program. Bristol-Myers Squibb also has the right to retain rights to certain back-up programs in exchange for a one-time payment in the low eight figures per program. The Company is also entitled to receive up to $301.0 million in total milestones on a program-by-program basis, consisting of $176.0 million in the aggregate for certain specified research, development and regulatory milestones and $125.0 million in the aggregate for certain specified commercial milestones. The Company is further entitled to a tiered percentage royalty on annual net sales ranging from high-single digits to low-double digits, subject to certain specified reductions. Royalties are payable by Bristol-Myers Squibb on a licensed product-by-licensed product and country-by-country basis until the later of the expiration of the last valid claim covering the licensed product in such country, expiration of all applicable regulatory exclusivities in such country for such licensed product and the tenth anniversary of the first commercial sale of such licensed product in such country.

On a program-by-program basis, prior to the earlier of such program ceasing to be included under the BMS Agreement and expiration of the last to expire royalty term for such program, the Company, alone and with third parties, is prohibited from researching, developing, manufacturing and commercializing products that are directed to the applicable target for such program.

The Company provided Bristol-Myers Squibb with certain, limited rights to first negotiation if the Company determines to divest, license or collaborate with others regarding certain existing programs, including in the event that the Company receives an unsolicited offer to do so. The right of first negotiation expressly excludes any potential change of control transaction, as defined in the agreement.

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

The Company determined that the transaction price at the onset of the BMS Agreement was the total non-refundable upfront payment received of $50.0 million. Additional consideration was to be paid to the Company upon the exercise of options to license targets and future milestone payments. The Company utilized the most likely method approach and concluded that these amounts were constrained as they represent option fees and milestone payments that can only be achieved subsequent to option exercises. As such, the Company excluded this additional consideration from the transaction price.

The Company allocated the transaction price of $50.0 million to each performance obligation based on the relative stand-alone selling price of each performance obligation at inception, which was determined based on each performance obligation’s estimated stand-alone selling price. The Company determined the estimated stand-alone selling price at contract inception of the research activities based on internal estimates of the costs to perform the services, inclusive of a reasonable profit margin. Significant inputs used to determine the total costs to perform the research activities included the length of time required, the internal hours expected to be incurred on the services and the number and costs of various studies that will be performed to complete the research plan. The Company determined the estimated stand-alone selling price at contract inception of the material rights associated with options to obtain exclusive licenses to druggable targets and undruggable targets based on the fees Bristol-Myers Squibb would pay to exercise these options, the probability-weighted value of expected future cash flows associated with each license related to each target and the probability that these options would be exercised by Bristol-Myers Squibb. In developing such estimates, the Company also considered applicable market conditions and relevant entity-specific factors, including those factors contemplated in negotiating the agreement, probability of success and the time needed to commercialize a product candidate pursuant to the associated license. Based on the relative stand-alone selling price, the allocation of the transaction price to the separate performance obligations was as follows:

Performance obligation	Transaction price
(in thousands)
Research activities	$6,405
Options to license druggable targets	31,148
Options to license undruggable targets	12,447
Total transaction price	$50,000

Revenue associated with the options was deferred and recognized at the point in time when options to license are exercised by Bristol-Myers Squibb or upon expiry of such options. Revenue associated with the research activities was deferred and recognized on a proportional performance basis over the period of service for research activities, being the collaboration term, using input-based measurements of total costs of research incurred to estimated proportion performed. Progress towards completion is remeasured at the end of each reporting period.

Deferred revenue pertaining to the BMS Agreement	Research activities	Options to license druggable targets	Options to license undruggable targets	Total
	(in thousands)
Balance as of December 31, 2023	$—	$—	$2,489	$2,489
Increase in collaboration revenue receivable	—	—	100	100
Recognition as revenue, as the result of performance obligations satisfied	—	—	(2,589)	(2,589)
Balance as of December 31, 2024	$—	$—	$—	$—

The Company recognized nil as revenue for the year ended December 31, 2024 and $2.4 million for the year ended December 31, 2023, in recognition of deferred revenue for research activities performed under the BMS Agreement.

In fiscal 2023, Bristol-Myers Squibb exercised its option for a druggable target and also waived its right to exercise an option for another druggable target. As a result, the Company recognized $12.7 million as revenue related to druggable targets for the year ended December 31, 2023, including the option fee payment of $0.25 million. Bristol-Myers Squibb also triggered a $1.0 million further development election for a previously exercised druggable target. As such, the Company recognized $1.0 million for this specified research milestone as revenue for the year ended December 31, 2023.

The Company completed the discovery portion of the BMS Agreement in November 2023. With the completion of its performance obligations under the BMS Agreement in the fourth quarter of 2023, the Company recognized $10.0 million as revenue for the year ended December 31, 2023 related to options to license undruggable targets as these options expired upon completion of the discovery portion of the BMS Agreement.

In March 2024, Bristol-Myers Squibb exercised its one remaining option for an undruggable target. As a result, the Company recognized $2.6 million as revenue related to undruggable targets, including the option fee payment of $0.1 million, for the year ended December 31, 2024.

As of December 31, 2024, there was nil (December 31, 2023 - $2.5 million) of deferred revenue related to the BMS Agreement, of which nil (December 31, 2023 - $2.5 million) was classified as current on the consolidated balance sheet based on the period the services are expected to be performed and the expected timing of potential option exercises.

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

In June 2023, the Company and Ono determined not to further extend the Term of the Ono Agreement. As a result, no product candidate was licensed to Ono pursuant to the terms of agreement. The Company recognized as revenue nil for the year ended December 31, 2024 ($10.5 million for the year ended December 31, 2023) with regards to the performance obligation under the Ono Agreement. In July 2023, Ono provided the Company with a formal notice to terminate the Ono Agreement without cause as defined in the Ono Agreement. As a result of this termination, all rights to the Polθ program have reverted to the Company.

16. Income Taxes

Loss before the provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023
	(in thousands)
Canada	$(88,974)	$(108,362)
Foreign	5,725	5,183
Loss before provision for income taxes	$(83,249)	$(103,179)

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Current income tax provision (benefit) - foreign	$1,440	$(9,383)
Deferred income tax - foreign	—	—
Total provision (benefit) for income taxes	$1,440	$(9,383)

A reconciliation between tax expense and the product of accounting income multiplied by the statutory income tax rate is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Loss before income taxes	$(83,249)	$(103,179)
Income tax at statutory rate	26.5%	26.5%
Computed income tax recovery	(22,061)	(27,342)
Effect on income tax resulting from:
Federal investment tax credit	(6,694)	(6,648)
Accounting charges not deductible for tax purposes	3,234	5,132
Capital gain income	(5,300)	—
Equity compensation	4,072	4,292
State taxes	65	643
Other	(157)	26
Change in valuation allowance	28,281	14,514
Tax (benefit) expense	$1,440	$(9,383)

The Company’s applicable statutory tax rate is the Canadian combined rate applicable in the jurisdictions in which the Company operates.

Income tax receivable in the amount of $11.6 million as of December 31, 2024 reflects the overpayment of tax installments by the Company’s U.S. subsidiary, which resulted from its compliance with the requirement to capitalize and amortize certain specified research and experimental expenditures subject to Section 174 of the Internal Revenue Code of 1986, as amended (“IRC”) (as per the Tax Cuts and Jobs Act of 2017), prior to the issuance of interim guidance on September 8, 2023 by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of certain expenses that would otherwise be treated as specified research and experimental expenditures. The current portion of the income tax receivable is approximately $10.6 million, which primarily consists of an overpayment of tax installments by the Company’s U.S. subsidiary for the 2022 fiscal year, and the long-term portion is approximately $1.0 million.

As of December 31, 2024, the Company had Federal and Quebec tax losses of approximately $352.2 million and $346.5 million respectively, which are available to offset future taxable income in Canada. The Company has not recognized the tax benefit of these losses. These losses expire as follows:

	Federal	Quebec
	(in thousands)
2044	$88,666	$88,666
2043	115,862	114,489
2042	34,460	33,153
2041	93,833	92,674
2040	—	—
2039	11,394	10,442
2038	7,111	7,066
2037	883	6
Total	$352,209	$346,496

As of December 31, 2024, the Company had Scientific Research and Experimental Development (“SR&ED”) expenditures of approximately $83.1 million for Canadian federal and $88.1 million for Quebec purposes, which have not been deducted. These expenditures are available to reduce future taxable income and have an unlimited carryforward period. SR&ED expenditures are subject to verification by the tax authorities and, accordingly, the amounts may vary.

As of December 31, 2024, the Company had non-refundable Canadian federal investment tax credits of approximately $13.8 million, which may be utilized to reduce Canadian federal income taxes payable. The Company has not recognized the tax benefits related to the non-refundable investment tax credits. The investment tax credits expire as follows:

(in thousands)
2044	$2,164
2043	2,652
2042	2,433
2041	2,253
2040	1,702
2039	1,362
2038	776
2037	455
2036	24

Total	$13,821

The Company’s deferred tax assets as of December 31, 2024 and 2023 consisted of the following:

	2024	2023
	(in thousands)
Net operating loss carryforwards	$92,678	$69,894
Net research and development expenditures	22,591	18,724
Share issuance costs	44	1,200
Net federal investment tax credits	10,159	8,567
U.S. research and development tax credits	7,430	4,565
Tax basis of property and equipment in excess of carrying values	226	39
Operating lease right-of-use assets	(505)	(883)
Operating lease liability	506	906
Accrued expense and other liabilities	956	1,134
Deferred revenue	—	3,167
Share-based compensation	5,672	4,240
Total deferred tax assets	139,757	111,553
Valuation allowance	(139,757)	(111,553)
Net deferred tax assets	$—	$—

Management has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefit of its net deferred tax assets, and as a result, a valuation allowance of $139.8 million and $111.6 million has been established at December 31, 2024 and December 31, 2023, respectively.

The Company has incurred net operating losses in Canada since inception and the Company’s U.S. subsidiary operated profitably in the United States since its inception. As of December 31, 2024, the Company had U.S. federal and state research and development tax credit carry forwards of $7.2 million.

The Company files income tax returns in Canada and in the United States. In the normal course of business, the Company could be subject to examination by federal and provincial or state jurisdictions, where applicable. The Company is currently under audit in Canada for tax years 2022-2023 and in Quebec for tax years 2021-2023. The Company may be subject to tax examination for fiscal years 2016 to 2024 due to unexpired statute of limitation periods.

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

The Company records uncertain tax positions as liabilities in accordance with ASC 740 and adjusts these liabilities when the Company’s judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2024 and 2023, no uncertain tax positions have been recorded in the consolidated financial statements.

The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2024 and 2023, no accrued interest or penalties are included on the related tax liability line in the consolidated balance sheet.

17. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Year Ended December 31,
	2024	2023
	(in thousands, except share and per share data)
Numerator:
Net loss	$(84,689)	$(93,796)
Denominator:
Weighted-average number of common shares outstanding—basic and diluted	42,411,085	42,093,293
Net loss per share—basic and diluted	$(2.00)	$(2.23)

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

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2024	2023
Options to purchase common shares	10,883,904	10,097,771
Restricted share units	764,159	603,685
Estimated shares issuable under the ESPP	82,119	55,327

18. Government Assistance

The Company incurred research and development expenditures which are eligible for refundable investment tax credits. The refundable investment tax credits recorded are based on management’s estimates of amounts expected to be recovered and are subject to audit by the taxation authorities. These amounts have been recorded as a reduction of research and development expenditures in the amounts of $0.9 million, and $1.5 million for the years ended December 31, 2024 and 2023, respectively.

19. Commitments and Contingencies

The following table summarizes the Company’s commitments to settle contractual obligations at December 31, 2024, other than leases which are recognized as operating lease liabilities in the consolidated balance sheet.

Year Ending December 31,
(in thousands)
2025	$1,247
2026	163
2027	32
2028	40
2029	32
Following years	140
Total	$1,654

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.

Collaboration and Research Agreements

Collaboration and research agreement obligations primarily relate to a strategic collaboration agreement that was entered into with the University of Texas M. D. Anderson Cancer Center (“MDACC”) in March 2020. The collaboration consists of preclinical studies and clinical trials designed by the Company and MDACC with the research to be completed by MDACC. The Company agreed to commit $10.0 million in funding for various studies over a period of five years, which has been fully paid as of December 31, 2024.

The Company entered into an agreement with the Broad Institute, Inc. (“Broad”), in July 2022, under which Broad will perform specialty screening services at the Company’s request over the course of a three-year term in exchange for payments of $0.8 million per year, beginning in July 2022, totaling $2.3 million in the aggregate, which has been fully paid as of December 31, 2024.

Purchase and Other Obligations

In the normal course of business, the Company enters into contracts with Contract Research Organizations (“CROs”) and other third parties for preclinical studies and clinical trials, research and development supplies and other testing and manufacturing services. These contracts generally do not contain minimum purchase commitments and provide for termination on 30 to 90 days’ prior written notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2024.

In the normal course of business, the Company enters into non-cancellable purchase obligations for services and subscriptions in support of its activities. As of December 31, 2024, future estimated payments under such obligations are $1.2 million for the fiscal year 2025 and $0.1 million for the fiscal year 2026, which are included in the table above.

The Company has further entered into license agreements under which it is obligated to make milestone and royalty payments and incur annual maintenance fees. The future milestone or royalty payments under these agreements have not been included in the table above since the payment obligations are contingent upon future events, such as achieving certain clinical and commercial milestones or generating product sales. As of December 31, 2024, the Company is unable to estimate the timing or likelihood of achieving these clinical and commercial milestones or generating future product sales (see Note 9).

Indemnification Agreements

In the ordinary course of business, the Company may provide indemnification of varying scope and terms to vendors, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising out of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors and executive officers that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any indemnification arrangements that could have a material effect on its financial position, results of operations or cash flows, and it has not accrued any liabilities related to such obligations in these consolidated financial statements as at December 31, 2024.

20. Currency Risk

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

The Company is exposed to currency risk through its cash, other current receivables, accounts payable, accrued expenses and other current liabilities, as well as right-of-use lease liabilities denominated in Canadian dollars as follows:

	December 31,
	2024	2023
	(in thousands)
Cash	$1,481	$3,120
Other current receivables	486	743
Accounts payable	(112)	(290)
Accrued expenses and other current liabilities	(2,374)	(4,310)
Lease liabilities	(1,216)	(2,971)
Net financial position exposure	$(1,735)	$(3,708)

Based on the above net exposure at December 31, 2024, and assuming that all other variables remain constant, a 10% depreciation of the U.S. dollar against the Canadian dollar would result in an increase of $0.1 million in the Company’s net loss for the year ended December 31, 2024.

21. Segment Information

The Company operates and manages its business as a single reporting and operating segment, which is the research and development of precision oncology drugs targeting specific vulnerabilities of tumors in genetically defined patient populations. The Company's CODM is the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations and comprehensive loss. Managing and allocating resources on a consolidated basis enables to CODM to assess the overall level of resources available and how to be deploy these resources across functions and programs that are in line with the Company's long-term company-wide strategic goals.

The following table presents reportable segment net loss, including significant expense categories, attributable to the Company's reportable segment for the years ended December 31, 2024 and 2023.

	December 31,
	2024	2023
	(in thousands)
Revenue:
Collaboration agreements	$53,477	$51,133
Operating expenses:
Discovery costs
Direct external costs	5,293	7,717
Laboratory supplies and research materials	3,357	3,881
Personnel related costs	10,833	11,710
Facilities related costs	1,640	1,523
Other costs	3,366	3,913
Development costs
Direct external costs
Camonsertib program	14,321	23,420
Lunresertib program	29,071	29,848
RP-1664 program	6,937	6,337
RP-3467 and Polθ program	4,878	6,500
Personnel related costs	34,478	34,187
Facilities related costs	898	867
Other costs	5,043	5,154
Debiopharm development cost reimbursement	(3,242)	—
R&D tax credits	(932)	(1,464)
Total research and development costs	$115,941	$133,593
Personnel related costs	18,580	21,010
Other general administrative costs (1)	11,100	12,754
Total general and administrative costs	$29,680	$33,764
Restructuring costs	1,379	—
Loss from operations	$(93,523)	$(116,224)
Other income, net (2)	10,274	13,045
Income tax (expense) benefit	(1,440)	9,383
Net Loss	$(84,689)	$(93,796)

(1) Includes professional fees, directors and officers insurance costs, public company operating costs, information technology related costs, and other administrative costs.

(2) Includes interest income and other expenses.

The following presents segment revenue and long lived assets by geographic location, along with major collaborator information.

Revenue by location is as follows:

	December 31,
	2024	2023
	(in thousands)
Switzerland	$50,888	$14,545
United States	2,589	26,115
Japan	—	10,473
Total revenue	$53,477	$51,133

The Company’s property and equipment, net by country of domicile (Canada) and its subsidiary in the United States are as follows:

	December 31,
	2024	2023
	(in thousands)
Canada	$2,143	$3,469
United States	151	746
Total property and equipment, net	$2,294	$4,215

The Company’s right-of-use assets by country of domicile (Canada) and its subsidiary in the United States are as follows:

	December 31,
	2024	2023
	(in thousands)
Canada	$891	$2,376
United States	1,033	950
Total right-of-use assets, net	$1,924	$3,326

Major Customers

The Company had one customer (a major collaborator) that represents more than 10% of total revenue. The amount of revenue derived from this customer for the year ended December 31, 2024, was $50.9 million.

22. Subsequent Events

On January 9, 2025, the Company announced a re-alignment of resources and a re-prioritization of its clinical portfolio to focus on the continued advancement of its Phase 1 clinical programs, RP-3467 and RP-1664. The Company also announced its intention to seek partnering opportunities across its portfolio, including lunresertib and camonsertib prior to the start of any pivotal development. Effective February 24, 2025, the Company implemented a reduction of its workforce by approximately 75% to extend its cash runway into late-2027. The Company estimates that it will incur approximately $8.7 million for retention, severance and other employee termination-related costs through the fourth quarter of 2025.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the results of its assessment, our management believes that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding the effectiveness of internal control over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act of 2002. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit smaller reporting companies to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the last fiscal quarter of 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item is incorporated by reference to the information set forth in the sections titled “Information about Our Board of Directors” and “Information about Our Executive Officers”, “Corporate Governance, “Delinquent Section 16(a) Reports”, and “Corporate Governance – Committees of the Board of Directors” in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2025 Annual Meeting of Shareholders, or the Proxy Statement, which is expected to be filed no later than 120 days after December 31, 2024.

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

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

4.1	Form of Common Share Certificate of the registrant.	S-1	333-238822	4.1	June 15, 2020

4.2*	Warrant to Purchase Common Shares issued to Astr Partners LLC, dated November 7, 2024.

4.3	Description of Registrant’s Securities.	10-K	001-39335	4.4	March 4, 2021

10.1+	Repare Therapeutics Inc. Amended and Restated Option Plan.	S-1	333-238822	10.1	May 29, 2020

10.2+	Form of Option Agreement under the Repare Therapeutics Inc. Amended and Restated Option Plan.	S-1	333-238822	10.2	May 29, 2020

10.3+	Form of 2020 Equity Incentive Plan.	S-1	333-238822	10.3	June 15, 2020

10.4+	Form of Share Option Grant Notice and Share Option Agreement under the 2020 Equity Incentive Plan.	S-1	333-238822	10.4	June 15, 2020

10.5+	Form of Restricted Share Unit Grant Notice and Restricted Share Unit Award Agreement under the 2020 Equity Incentive Plan.	S-1	333-238822	10.5	June 15, 2020

10.6+	Form of 2020 Employee Share Purchase Plan.	S-1	333-238822	10.6	June 15, 2020

10.7+	Repare Therapeutics Inc. 2024 Inducement Plan.	S-8	333-279721	99.1	May 24, 2024

10.8+	Form of Stock Option Grant Notice and Stock Option Agreement for the Repare Therapeutics Inc. 2024 Inducement Plan.	S-8	333-279721	99.2	May 24, 2024

10.9+	Form of Restricted Stock Unit Grant Notice and Award Agreement for the Repare Therapeutics Inc. 2024 Inducement Plan.	S-8	333-279721	99.3	May 24, 2024

10.10+	Form of Indemnity Agreement by and between the registrant and its directors and officers.	S-1	333-238822	10.7	June 15, 2020

10.11+	Employment Agreement between the registrant and Lloyd M. Segal, dated June 12, 2020.	S-1	333-238822	10.8	June 15, 2020

10.12+	Employment Agreement between the registrant and Michael Zinda, dated June 12, 2020.	S-1	333-238822	10.9	June 15, 2020

10.13+	Employment Agreement between the registrant and Maria Koehler, dated June 12, 2020.	S-1	333-238822	10.10	June 15, 2020

10.14+	Employment Agreement between the registrant and Steve Forte, dated June 12, 2020.	10-K	001-39335	10.11	March 1. 2022

10.15++	Lease Agreement by and between the registrant and NEOMED Institute, dated November 26, 2019, as amended June 5, 2020.	S-1	333-238822	10.14	June 15, 2020

10.16†	Amended and Restated License Agreement by and between the registrant and New York University, dated July 9, 2018.	S-1	333-238822	10.16	May 29, 2020

10.17†	Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated May 26, 2020.	S-1	333-238822	10.17	May 29, 2020

10.18†	First Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated July 22, 2020.	10-Q	001-39335	10.1	August 13, 2020

10.19	Second Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated September 24, 2020.	10-Q	333-238822	10.1	November 12, 2020

10.20	Second Amendment to Lease Agreement by and between the registrant, the registrant and NEOMED Institute, dated June 11, 2020.	10-Q	333-238822	10.2	November 12, 2020

10.21†	Third Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated November 20, 2020.	10-K	001-39335	10.20	March 4, 2021

10.22++	Addendum to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 1, 2021.	10-Q	001-39335	10.1	August 12, 2021

10.23++	Third Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated June 1, 2021.	10-Q	001-39335	10.2	August 12, 2021

10.24	Fourth Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and The Manufacturers Life Insurance Company, dated June 22, 2021.	10-Q	001-39335	10.3	August 12, 2021

10.25++	Lease Agreement by and between the registrant, Repare Therapeutics Inc. and	10-Q	001-39335	10.4	August 12, 2021

	RREEF America REIT II Corp. PPP , dated July 31, 2021.

10.26	Fifth Amendment to Lease Agreement by and between the registrant, Repare Therapeutics Inc. and The Manufacturers Life Insurance Company, dated January 17, 2022.	10-K	001-39335	10.27	March 1. 2022

10.27	Commencement Date Memorandum to the Lease Agreement by and between the registrant, Repare Therapeutics Inc. and RREF America REIT II Corp. PPP, dated February 25, 2022.	10-K	001-39335	10.28	March 1. 2022

10.28	Lease Amending Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated October 27, 2022.	10-K	001-39335	10.31	February 28, 2023

10.29++	Lease Agreement by and between the registrant, Repare Therapeutics Inc. and NEOMED Institute, dated January 1, 2023.	10-K	001-39335	10.32	February 28, 2023

10.30++	Lease Amendment Agreement No.1 by and between the registrant Repare Therapeutics Inc. and NEOMED Institute dated April 1, 2023	10-Q	001-39335	10.1	May 9, 2023

10.31†	Fourth Amendment to Collaboration and License Agreement by and between the registrant and Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated May 12, 2023	10-Q	001-39335	10.1	August 9, 2023

10.32+	Form of Amendment to Executive Employment Agreement	10-Q	001-39335	10.2	August 9, 2023

10.33†	Fifth Amendment to Collaboration and License Agreement by and between the registrant and Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company dated March 14, 2024	10-Q	001-39335	10.1	May 7, 2024

10.34	First Amendment to the Lease Agreement by and between the registrant, Repare Therapeutics Inc. and RREEF America REIT II Corp. PPP, dated August 26, 2024	10-Q	001-39335	10.1	November 7, 2024

10.35	Common Shares Sales Agreement, dated November 4, 2024, by and between Repare Therapeutics Inc. and TD Securities (USA) LLC	10-Q	001-39335	10.2	November 7, 2024

19.1*	Repare Therapeutics Inc. Insider Trading Policy

21.1	Subsidiaries of the registrant.	S-1	333-238822	21.1	May 29, 2020

23.1*	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm

24.1*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Incentive Compensation Recoupment Policy of Repare Therapeutics Inc.	10-K	001-39335	97	February 28, 2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Inline Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

REPARE THERAPEUTICS INC.

Date: March 3, 2025	By:	/s/ Lloyd M. Segal
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

Name	Title	Date

/s/ Lloyd M. Segal	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Lloyd M. Segal

/s/ Steve Forte	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2025
Steve Forte

/s/ Thomas Civik	Chair of the Board of Directors	March 3, 2025
Thomas Civik

/s/ David Bonita, M.D.	Director	March 3, 2025
David Bonita, M.D.

/s/ Samarth Kulkarni, Ph.D.	Director	March 3, 2025
Samarth Kulkarni, Ph.D.

/s/ Susan M. Molineaux, Ph.D.	Director	March 3, 2025
Susan M. Molineaux, Ph.D.

/s/ Ann D. Rhoads	Director	March 3, 2025
Ann D. Rhoads

/s/ Carol A. Schafer	Director	March 3, 2025
Carol A. Schafer

/s/ Steven H. Stein, M.D.	Director	March 3, 2025
Steven H. Stein