Form 10-Q
period 2025-03-31
Repare Therapeutics Inc.
filed 2025-05-13
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, there were 42,891,403 of the registrant’s common shares, no par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the expected impact of our corporate restructuring activities, including with respect to anticipated cost savings and the associated headcount reduction, as well as the potential impacts on employee morale and productivity;
•
our ability to identify strategic alternatives and partnering opportunities across our portfolio;
•
the initiation, timing, progress and results of our current and future preclinical studies and clinical trials and related preparatory work and the period during which the results of the trials will become available;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to obtain regulatory approval of any of our current or future product candidates;
•
business disruptions affecting the initiation, patient enrollment, development and operation of our clinical trials, including a public health emergency or pandemic;
•
the evolving impact of macroeconomic events on our operations, supply chains, general economic conditions, our ability to raise additional capital, and the continuity of our business, including our preclinical studies and clinical trials, including health pandemics, changes in inflation and foreign exchange rates, the U.S. Federal Reserve raising interest rates, tariffs or other trade barriers, and the Russia-Ukraine and Middle-East conflicts;
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
•
the effects of competition with respect to our product candidates, as well as innovations by current and future competitors in our industry;
•
our ability to fund our working capital requirements;
•
our intellectual property position, including the scope of protection we are able to establish, maintain and enforce for intellectual property rights covering our product candidates;
•
our financial performance;
•
our ability to obtain additional funding for our operations; and
•
other risks and uncertainties, including those listed under the section titled “Risk Factors” in this Quarterly Report and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission, or the SEC, on March 3, 2025.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of March 31,	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,455	$84,717
Marketable securities	39,773	68,074
Income tax receivable	9,983	10,600
Other current receivables	1,586	1,746
Prepaid expenses	4,546	6,012
Total current assets	140,343	171,149
Property and equipment, net	1,108	2,294
Operating lease right-of-use assets	1,365	1,924
Income tax receivable	1,207	960
Other assets	—	179
TOTAL ASSETS	$144,023	$176,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,284	$3,623
Accrued expenses and other current liabilities	15,270	19,819
Operating lease liability, current portion	1,372	1,845
Total current liabilities	18,926	25,287
Operating lease liability, net of current portion	—	88
TOTAL LIABILITIES	18,926	25,375
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Common shares, no par value per share; unlimited shares authorized as of March 31, 2025 and December 31, 2024; 42,891,403 and 42,510,708 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	489,836	486,674
Warrants	27	10
Additional paid-in capital	83,066	82,191
Accumulated other comprehensive income	9	54
Accumulated deficit	(447,841)	(417,798)
Total shareholders’ equity	125,097	151,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$144,023	$176,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue:
Collaboration agreements	$—	$52,404
Operating expenses:
Research and development, net of tax credits	20,270	32,970
General and administrative	7,652	8,618
Restructuring	3,265	—
Total operating expenses	31,187	41,588
(Loss) income from operations	(31,187)	10,816
Other income (expense), net
Realized and unrealized (loss) gain on foreign exchange	(2)	31
Interest income	1,538	2,968
Other expense, net	(22)	(24)
Total other income, net	1,514	2,975
(Loss) income before income taxes	(29,673)	13,791
Income tax expense	(370)	(629)
Net (loss) income	$(30,043)	$13,162
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities	$(45)	$(141)
Total other comprehensive loss	(45)	(141)
Comprehensive (loss) income	$(30,088)	$13,021
Net (loss) income per share attributable to common shareholders:
Basic	$(0.71)	$0.31
Diluted	$(0.71)	$0.30
Weighted-average common shares outstanding:
Basic	42,591,730	42,234,001
Diluted	42,591,730	44,024,198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares		Warrants	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount		Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	42,176,041	$483,350	$—	$61,813	$28	$(333,109)	$212,082
Share-based compensation expense	—	—	—	6,475	—	—	6,475
Exercise of stock options	8,485	27	—	(10)	—	—	17
Issuance of common shares on vesting of restricted share units	200,262	2,488	—	(2,488)	—	—	—
Issuance of common shares under the 2020 Employee Share Purchase Plan	60,618	510	—	(152)	—	—	358
Other comprehensive loss	—	—	—	—	(141)	—	(141)
Net income	—	—	—	—	—	13,162	13,162
Balance, March 31, 2024	42,445,406	$486,375	$—	$65,638	$(113)	$(319,947)	$231,953

Balance, December 31, 2024	42,510,708	$486,674	$10	$82,191	$54	$(417,798)	$151,131
Share-based compensation expense	—	—	—	3,958	—	—	3,958
Issuance of common shares on vesting of restricted share units	307,456	3,002	—	(3,002)	—	—	—
Issuance of common shares under the 2020 Employee Share Purchase Plan	73,239	160	—	(81)	—	—	79
Non-employee warrant expense	—	—	17	—	—	—	17
Other comprehensive loss	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	(30,043)	(30,043)
Balance, March 31, 2025	42,891,403	$489,836	$27	$83,066	$9	$(447,841)	$125,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net (loss) income for the period	$(30,043)	$13,162
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	3,975	6,475
Depreciation expense	1,186	501
Non-cash lease expense	559	563
Foreign exchange gain	(2)	(22)
Net accretion of marketable securities	(533)	(1,245)
Changes in operating assets and liabilities:
Prepaid expenses	1,466	1,286
Other current receivables	160	1,110
Other non-current assets	179	89
Accounts payable	(1,341)	4,431
Accrued expenses and other current liabilities	(4,549)	(3,587)
Operating lease liability, current portion	(472)	(153)
Income taxes	370	630
Operating lease liability, net of current portion	(88)	(429)
Deferred revenue	—	(10,879)
Net cash (used in) provided by operating activities	(29,133)	11,932
Cash Flows From Investing Activities:
Proceeds from maturities of marketable securities	36,665	69,015
Purchase of marketable securities	(7,873)	(89,331)
Net cash provided by (used in) investing activities	28,792	(20,316)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	17
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	79	358
Net cash provided by financing activities	79	375
Effect of exchange rate fluctuations on cash held	—	(42)
Net Decrease In Cash And Cash Equivalents	(262)	(8,051)
Cash and cash equivalents at beginning of period	84,717	111,268
Cash and cash equivalents at end of period	$84,455	$103,217

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of March 31, 2025, the consolidated results of its operations for the three months ended March 31, 2025 and 2024, its statements of shareholders’ equity for the three months ended March 31, 2025 and 2024 and its consolidated cash flows for the three months ended March 31, 2025 and 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2024 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 included in the Annual Report. There have been no changes to the Company's significant accounting policies since the date of the audited consolidated financial statements for the year ended December 31, 2024 included in the Annual Report.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB amended the guidance in ASU r740, Income Taxes, to provide disaggregated income tax disclosures on the rate reconciliation and income taxes paid. The new guidance is effective for public entities in fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt the new disclosure requirements in its 2025 Annual Report on Form 10-K.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-4): Clarifying the Effective Date in January 2025. These ASUs require public business entities to provide additional disclosures on specific expense categories in the notes to financial statements for both interim and annual reporting periods. While the amendments don’t change current disclosure requirements, they change where this information must be presented, requiring certain disclosures to be in a tabular format alongside other disaggregation details. These ASUs are effective for annual periods starting after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

3. Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of March 31, 2025
Cash and cash equivalents:
Cash	$41,019	$—	$—	$41,019
Money market funds	43,436	—	—	43,436
Total cash and cash equivalents:	$84,455	$—	$—	$84,455
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$3,043	$—	$(1)	$3,042
Commercial paper	29,287	8	—	29,295
Corporate debt securities	7,434	2	—	7,436
Total marketable securities	$39,764	$10	$(1)	$39,773

As of December 31, 2024
Cash and cash equivalents:
Cash	$43,762	$—	$—	$43,762
Money market funds	25,522	—	—	25,522
Commercial paper	15,430	3	—	15,433
Total cash and cash equivalents:	$84,714	$3	$—	$84,717
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$3,013	$1	$—	$3,014
Commercial paper	40,688	39	(1)	40,726
Corporate debt securities	24,322	13	(1)	24,334
Total marketable securities	$68,023	$53	$(2)	$68,074

Interest receivable was $0.2 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively, and is included in other current receivables.

The Company held available-for-sale marketable securities with an aggregate fair value of $12.9 and $7.8 million in an immaterial, unrealized loss position as of March 31, 2025 and December 31, 2024, respectively. These marketable securities have been in an unrealized loss position for less than twelve months. The unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the three months ended March 31, 2025 and 2024.

The Company recognized nil and $0.1 million of net unrealized loss in other comprehensive loss in the three months ended March 31, 2025 and 2024, respectively, in relation to its cash and cash equivalents and marketable securities.

The maturities of the Company’s marketable securities as of March 31, 2025 and December 31, 2024 are less than one year.

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
	(in thousands)
As of March 31, 2025
Assets
Cash equivalents:
Money market funds	$43,436	$43,436	$—	$—
Total cash equivalents	43,436	43,436	—	—
Marketable securities:
U.S. Treasury and government-sponsored enterprises	3,042	—	3,042	—
Commercial paper	29,295	—	29,295	—
Corporate debt securities	7,436	—	7,436	—
Total marketable securities	39,773	—	39,773	—
Total financial assets	$83,209	$43,436	$39,773	$—

As of December 31, 2024
Assets
Cash equivalents:
Money market funds	$25,522	$25,522	$—	$—
Commercial paper	15,433	—	15,433	—
Total cash equivalents	40,955	25,522	15,433	—
Marketable securities:
U.S. Treasury and government-sponsored enterprises	3,014	—	3,014	—
Commercial paper	40,726	—	40,726	—
Corporate debt securities	24,334	—	24,334	—
Total marketable securities	68,074	—	68,074	—
Total financial assets	$109,029	$25,522	$83,507	$—

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

During the three months ended March 31, 2025, there were no transfers between fair value measure levels.

5. Other Current Receivables

Other current receivables consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Research and development tax credits receivable	$955	$820
Sales tax and other receivables	631	926
Total other current receivables	$1,586	$1,746

6. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of March 31, 2025	As of December 31, 2024
	(in thousands)
Accrued research and development expense	$8,895	$13,360
Accrued compensation and benefits	3,050	5,617
Accrued professional services	1,355	502
Accrued restructuring expenses	1,470	174
Other	500	166
Total accrued expenses and other current liabilities	$15,270	$19,819

7. Restructuring Expenses

In August 2024, the Company announced a strategic re-prioritization of the Company's research and development activities to focus its efforts on the advancement of its portfolio of clinical-stage oncology programs. As part of this strategic refocus, the Company reduced its overall workforce by approximately 25%, with a majority of the headcount reductions from the Company’s preclinical group.

In the first quarter of 2025, the Company announced a further re-alignment of resources and a re-prioritization of its clinical portfolio and approved a phased reorganization plan pursuant to which it expects to reduce its workforce by approximately 75% by the fourth quarter of 2025. As a result of this initiative, the Company accelerated the depreciation of its laboratory equipment by $0.9 million in the first quarter of 2025, reflecting a shorter estimated remaining useful life for the equipment.

For the three months ended March 31, 2025, the Company incurred approximately $3.3 million in costs as part of its restructuring efforts (nil for the three months ended March 31, 2024), comprised primarily of $2.3 million in severance and termination benefits and $0.9 million in accelerated depreciation expense.

8. Collaborative Arrangements

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

During the three months ended March 31, 2025 and 2024, the Company recognized $1.3 million and $0.5 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement.

9. Revenue Recognition from Collaboration and License Agreements

The following table presents revenue from collaboration and license agreements:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Roche Collaboration and License Agreement	$—	$49,815
Bristol-Myers Squibb Collaboration and License Agreement	—	2,589
Total revenue	$—	$52,404

The Company’s revenue recognition accounting policy, as well as additional information on the Company’s collaboration and license agreements are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 included in the Annual Report.

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

On February 7, 2024, the Company received a written notice from Roche of their election to terminate the Roche Agreement following a review of Roche’s pipeline and evolving external factors. The termination became effective May 7, 2024, at which time the Company regained global development and commercialization rights for camonsertib from Roche.

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

The Company recognized nil and $49.8 million as revenue for the three months ended March 31, 2025 and 2024, respectively. Revenue recognized in the first quarter of 2024 was in relation to (i) the $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the partial recognition of $9.8 million of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

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

The Company recognized nil and $2.6 million as revenue for the three months ended March 31, 2025 and 2024, respectively.

10. Leases

The Company has historically entered into lease arrangements for its facilities. As of March 31, 2025, the Company had four operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

Operating Leases

The following tables contain a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating Leases - Lease Costs
Operating lease costs	$590	$594
Short-term lease costs	34	19
Variable lease costs	72	85
Total lease costs	$696	$698

	Three Months Ended March 31,
	2025	2024
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$590	$613
Weighted-average remaining lease term (in years)	0.67	1.23
Weighted-average discount rate	8.2%	4.2%

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

The Company issued 73,239 common shares under the ESPP for the three months ended March 31, 2025, at a weighted-average price per share of $1.08, for aggregate proceeds of $0.1 million.

As of March 31, 2025, the number of common shares that may be issued under the ESPP is 2,059,261.

2020 Equity Incentive Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the Company's initial public offering (the “IPO”), at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants including but not limited to stock options and restricted share units. The aggregate number of common shares reserved and available for issuance under the 2020 Plan has automatically increased on January 1 of each year beginning on January 1, 2021 and will continue to increase on January 1 of each year through and including January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

As of March 31, 2025, the number of common shares reserved for issuance under the 2020 Plan is 14,386,042.

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

As of March 31, 2025, the number of common shares that may be issued under the Inducement Plan is 327,800.

Warrants

In November 2024, the Company issued a warrant, as compensation for services to a consultant, to purchase up to 35,000 common shares of the Company at an exercise price of $3.61 per share, vesting in equal quarterly installments over a two-year period. The warrant expires 5 years after the grant date.

During the three months ended March 31, 2025, we recognized $0.02 million of share-based compensation expense under general and administrative expenses.

Stock Options

The following table summarizes the Company’s stock option activity:

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2025	10,883,904	$12.79
Granted	1,426,000	$1.17
Cancelled or forfeited	(1,117,258)	$15.35
Outstanding, March 31, 2025	11,192,646	$11.05

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended March 31,
	2025	2024

Fair value of stock options	$0.91	$5.08
Risk-free interest rate	4.09%	4.19%
Expected terms (in years)	6.56	6.08
Expected volatility	90.85%	82.99%
Expected dividend yield	0.00%	0.00%

Restricted Share Units

The following table summarizes the Company’s restricted share unit activity:

	Number of shares	Weighted average grant date fair value
Outstanding, January 1, 2025	764,159	$9.22
Awarded	177,900	$1.17
Vested and released	(307,456)	$9.76
Forfeited	(64,915)	$7.80
Outstanding, March 31, 2025	569,688	$6.58

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of our common shares on that same date.

Share-Based Compensation

Share-based compensation expense for all awards was allocated as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$2,307	$3,419
General and administrative	1,651	3,056
Total share-based compensation expense	$3,958	$6,475

Share-based compensation expense by type of award was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock options	$2,725	$5,685
Restricted share units	1,201	709
ESPP	32	81
Total share-based compensation expense	$3,958	$6,475

The first quarter of 2025 includes a cumulative-effect adjustment, which reduced overall share-based compensation expense by $2.9 million as a result of the resignation of certain executives during the period. As part of their severance arrangements, the Company approved an acceleration in vesting of their stock option and restricted share unit awards. The Company accounted for the award modifications under ASC 718, Compensation - Stock Compensation, and reflected the decrease in fair value of such modified awards as a cumulative-effect adjustment in the first quarter of 2025.

As of March 31, 2025, there was $11.5 million and $2.7 million of unrecognized share-based compensation expense to be recognized over a weighted average period of 1.3 years and 1.6 years related to unvested stock options and unvested restricted share units, respectively.

12. Net (Loss) Income per Share

The following table summarizes the computation of basic and diluted net (loss) income per share attributable to common shareholders of the Company:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net (loss) income	$(30,043)	$13,162
Denominator:
Weighted-average common shares outstanding — basic	42,591,730	42,234,001
Dilutive impact of outstanding stock options, restricted share units and shares issuable under the ESPP	—	1,790,197
Weighted-average common shares outstanding — diluted	42,591,730	44,024,198
Net (loss) income per share
Basic	$(0.71)	$0.31
Diluted	$(0.71)	$0.30

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Options to purchase common shares	11,192,646	8,778,678
Restricted share units	569,688	927,304
Estimated shares issuable under the ESPP	49,076	—

13. Segment information

The Company operates and manages its business as a single reporting and operating segment, which is the research and development of precision oncology drugs targeting specific vulnerabilities of tumors in genetically defined patient populations. The Company's CODM is the Chief Executive Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations and comprehensive loss. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to deploy these resources across functions and programs that are in line with the Company's long-term company-wide strategic goals.

The following table presents reportable segment net loss, including significant expense categories, attributable to the Company's reportable segment for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue:
Collaboration agreements	$—	$52,404
Operating expenses:
Discovery costs
Direct external costs	698	1,726
Laboratory supplies and research materials	254	998
Personnel related costs	1,507	3,186
Facilities related costs	358	405
Other costs	578	912
Development costs
Direct external costs
Camonsertib program	2,266	3,980
Lunresertib program	4,275	8,107
RP-1664 program	1,342	1,596
RP-3467 and Polθ program	1,097	1,555
Personnel related costs	8,163	9,659
Facilities related costs	247	208
Other costs	889	1,432
Debiopharm development cost reimbursement	(1,269)	(500)
R&D tax credits	(135)	(294)
Total research and development costs	$20,270	$32,970
Personnel related costs	4,577	5,719
Other general administrative costs (1)	3,075	2,899
Total general and administrative costs	$7,652	$8,618
Restructuring costs	3,265	—
(Loss) income from operations	$(31,187)	$10,816
Other income, net (2)	1,514	2,975
Income tax expense	(370)	(629)
Net (loss) income	$(30,043)	$13,162

(1) Includes professional fees, directors and officers insurance costs, public company operating costs, information technology related costs, and other administrative costs.

(2) Includes interest income and other expenses.

The following presents segment revenue and long lived assets by geographic location, along with major collaborator information.

Revenue by location is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Switzerland	$—	$49,815
United States	—	2,589
Total revenue	$—	$52,404

The Company’s property and equipment, net by country of domicile (Canada) and its subsidiary in the United States are as follows:

	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
Canada	$1,011	$2,143
United States	97	151
Total property and equipment, net	$1,108	$2,294

The Company’s right-of-use assets by country of domicile (Canada) and its subsidiary in the United States are as follows:

	As of March 31,	As of December 31,
	2025	2024
	(in thousands)
Canada	$560	$891
United States	805	1,033
Total right-of-use assets, net	$1,365	$1,924

Major Customers

The Company had one customer (a major collaborator) that represents more than 10% of total revenue. The amount of revenue derived from this customer for the three months ended March 31, 2025 and 2024, was nil and $49.8 million, respectively.

14. Subsequent Event

On May 1, 2025, the Company announced that it out-licensed its early-stage discovery platforms, including certain platform and program intellectual property, to DCx Biotherapeutics Corporation (“DCx”). Under the terms of the out-licensing agreement, the Company will receive upfront and near-term payments totaling $4.0 million, as well as a 9.99% equity position in DCx, including certain dilution protection rights, and is eligible to receive potential future out-licensing, clinical and commercial milestone payments, as well as low single-digit tiered sales royalties for the development of certain products by DCx. Additionally, DCx will retain approximately 20 of the Company's preclinical research employees.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with (i) our unaudited condensed consolidated financial statements and related notes, appearing elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended December 31, 2024 included in our Annual Report on Form 10-K (the “Annual Report”), filed with the Securities and Exchange Commission, (the “SEC”), on March 3, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business and related financing, contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” sections of this Quarterly Report on Form 10-Q and our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical-stage precision oncology company enabled by our proprietary synthetic lethality approach to the discovery and development of novel therapeutics. Synthetic lethality (SL) represents a clinically validated approach to drug development. We have developed highly targeted cancer therapies focused on genomic instability, including DNA damage repair. SL arises when a deficiency in either of two genes is tolerated in cells, but simultaneous deficiencies in both genes cause cell death. Cancer cells that contain a mutation in one gene of a SL pair are susceptible to therapeutic intervention targeting the other gene pair.

Strategic Re-Prioritization

In January 2025, we announced a re-alignment of resources and a re-prioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664.

On February 24, 2025, we approved a phased reduction of our workforce by approximately 75%, with our remaining employees primarily focused on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664. In May 2025, we announced the out-licensing of our discovery platforms to DCx Biotherapeutics Corporation.

We plan to explore a full range of strategic alternatives and partnerships across our portfolio to maximize shareholder value.

Our Pipeline

•
RP-3467 - We are conducting a Phase 1 clinical trial of RP-3467 (POLAR), dosing patients alone and in combination with the poly-ADP ribose polymerase (PARP) inhibitor, olaparib. POLAR is a multi-center, open-label, dose-escalation Phase 1 clinical trial designed to investigate the safety, pharmacokinetics, pharmacodynamics, and preliminary clinical activity of RP-3467 alone or in combination with olaparib in adults with locally advanced or metastatic epithelial ovarian cancer, metastatic breast cancer, metastatic castration-resistant prostate cancer, or pancreatic adenocarcinoma.
o
Upcoming expected milestone:
▪
Q3-2025 - Topline safety, tolerability and early efficacy data from the POLAR trial in monotherapy and in combination with olaparib.

•
RP-1664 - We completed enrolment of 29 patients in our Phase 1 LIONS clinical trial evaluating RP-1664 as a monotherapy in adult and adolescent patients with TRIM37-high solid tumors. LIONS is a first-in-human, multi-center, open-label Phase 1 clinical trial designed to investigate safety, pharmacokinetics, pharmacodynamics and the preliminary efficacy of RP-1664.
o
Upcoming expected milestone:
▪
Q4-2025 - Initial topline safety, tolerability and early efficacy data from the LIONS trial
•
Lunresertib (RP-6306) - We are currently evaluating lunresertib in combination with Debio 0123, a highly-selective, brain-penetrant, clinical WEE1 inhibitor, in patients with advanced solid tumors harboring CCNE1 amplification or FBXW7 or PPP2R1A deleterious alterations as part of an ongoing 50/50 cost sharing collaboration with Debiopharm. We do not intend to continue to develop lunresertib in any other trials, absent securing a partnership with a development partner.

Recent Developments

•
Out-licensing of our discovery platforms to DCx
o
On May 1, 2025, we announced that we out-licensed our early-stage discovery platforms, including certain platform and program intellectual property, to DCx Biotherapeutics Corporation, or DCx. Under the terms of the out-licensing agreement, we will receive upfront and near-term payments totaling $4.0 million, as well as a 9.99% equity position in DCx, including certain dilution protection rights, and are eligible to receive potential future out-licensing, clinical and commercial milestone payments, as well as low single-digit tiered sales royalties for the development of certain products by DCx. Additionally, DCx will retain approximately twenty of our preclinical research employees.

Liquidity Overview

As of March 31, 2025, we had cash and cash equivalents and marketable securities on hand of $124.2 million. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements through 2027, after taking into account the re-alignment of resources, re-prioritization of our clinical portfolio, reduction in workforce and out-licensing transaction with DCx. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Since inception, we have incurred significant operating losses. Our net losses were $84.7 million and $93.8 million for the years ended December 31, 2024 and 2023, respectively, and $30.0 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $447.8 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, as well as maintain and expand our intellectual property portfolio. For additional information regarding our liquidity, see the section titled “Liquidity and Capital Resources.”

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

In addition, because some of our manufacturers and suppliers are located in China, we are exposed to the possibility of clinical supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the Unites States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States by the U.S. government. Each of these U.S. tariff impositions against Chinese exports was followed by a round of a retaliatory tariffs by the Chinese government on U.S. exports to China. While our clinical supply has not been affected by these tariffs to date, our components may in the future be subject to these and additional tariffs, which could increase our manufacturing costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We may otherwise experience supply disruptions or delays, and although we carefully manage our supply and lead-times, our suppliers may not continue to provide us with clinical supply in our required quantities, to our required specifications and quality levels or at attractive prices. In addition, certain Chinese biotechnology companies and CMOs may become subject to trade restrictions, sanctions, other regulatory requirements, or proposed legislation by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting the supply of material to us. Such disruption could have adverse effects on the development of our product candidates and our business operations.

For further discussion of the potential impacts of macroeconomic events on our business, financial condition, and operating results, see the section titled “Risk Factors” elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC.

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

The following table presents revenue from our collaboration agreements:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Roche Collaboration and License Agreement	$—	$49,815
Bristol-Myers Squibb Collaboration and License Agreement	—	2,589
Total revenue	$—	$52,404

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

We recognized $49.8 million for the three months ended March 31, 2024 as revenue associated with the Roche Agreement in relation to (i) the recognition of revenue upon a $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the partial recognition of $9.8 million of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

On February 7, 2024, we received a written notice from Roche of their election to terminate the Roche Agreement following a review of Roche’s pipeline and evolving external factors. The termination became effective May 7, 2024, at which time we regained global development and commercialization rights for camonsertib from Roche.

As of December 31, 2024, all revenue associated with the Roche Agreement was recognized as the related performance obligations were fully satisfied.

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

During the three months ended March 31, 2025, we recognized $1.3 million in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement.

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

The following table summarizes our research and development costs:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Discovery costs
Direct external costs	$698	$1,726
Laboratory supplies and research materials	254	998
Personnel related costs	1,507	3,186
Facilities related costs	358	405
Other costs	578	912
	3,395	7,227
Development
Direct external costs
Camonsertib program*	2,266	3,980
Lunresertib program*	4,275	8,107
RP-1664 program	1,342	1,596
RP-3467 and Polθ program	1,097	1,555
Personnel related costs	8,163	9,659
Facilities related costs	247	208
Other costs*	889	1,432
Debiopharm development cost reimbursement	(1,269)	(500)
	17,010	26,037
R&D tax credits	(135)	(294)
Total research and development costs	$20,270	$32,970

*Certain amounts have been reclassified for presentation purposes.

The successful development of our product candidates is highly uncertain. We expect our research and development expenses to decrease in the short term as a result of the cost savings initiatives we implemented in connection with strategic re-prioritization activities implemented in August 2024 and in the first quarter of 2025, as well as the out-licensing of our early-stage discovery platforms to DCx in the second quarter of 2025. We cannot determine with certainty the duration, or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to fluctuate significantly, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•
the scope, rate of progress, and expenses of our ongoing preclinical studies, clinical trials and other research and development activities;
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

Restructuring Expenses

In August 2024, we announced a strategic re-prioritization of our research and development activities to focus our efforts on the advancement of our portfolio of clinical-stage oncology programs. As part of this strategic refocus, we reduced our overall workforce by approximately 25%, with a majority of the headcount reductions from our preclinical group.

In the first quarter of 2025, we announced a further re-alignment of resources and a re-prioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664. We also approved a phased reorganization plan pursuant to which we expect to reduce our workforce by approximately 75% by the fourth quarter of 2025. As a result of this initiative, we accelerated the depreciation of our laboratory equipment by $0.9 million in the first quarter of 2025, reflecting a shorter estimated remaining useful life for the equipment.

For the three months ended March 31, 2025, we incurred approximately $3.3 million in costs as part of our restructuring efforts (nil for the three months ended March 31, 2024), comprised primarily of $2.3 million in severance and termination benefits and $0.9 million in accelerated depreciation expense.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Revenue:
Collaboration agreements	$—	$52,404	$(52,404)
Operating expenses:
Research and development, net of tax credits	20,270	32,970	(12,700)
General and administrative	7,652	8,618	(966)
Restructuring	3,265	—	3,265
Total operating expenses	31,187	41,588	(10,401)
(Loss) income from operations	(31,187)	10,816	(42,003)
Other income (expense), net
Realized and unrealized (loss) gain on foreign exchange	(2)	31	(33)
Interest income	1,538	2,968	(1,430)
Other expense, net	(22)	(24)	2
Total other income, net	1,514	2,975	(1,461)
(Loss) income before income taxes	(29,673)	13,791	(43,464)
Income tax expense	(370)	(629)	259
Net (loss) income	$(30,043)	$13,162	$(43,205)

Revenue

Revenue was nil for the three months ended March 31, 2025, compared to $52.4 million for the three months ended March 31, 2024. The decrease of $52.4 million was due to:

•
a $49.8 million decrease in revenue recognized under our collaboration and license agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd (collectively, Roche), which was terminated in May 2024; and
•
a $2.6 million decrease in revenue recognized under our collaboration and license agreement with the Bristol-Myers Squibb Company, which collaboration term ended in November 2023.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $20.3 million for the three months ended March 31, 2025, compared to $33.0 million for the three months ended March 31, 2024. The decrease of $12.7 million was due to:

•
a $3.8 million decrease in direct external costs of the lunresertib program as a result of the termination of the Phase 1 Magnetic and Minotaur clinical trials;

•
a $3.2 million decrease in personnel-related costs;
•
a $1.8 million decrease in other direct external costs related to discovery programs and other research and material expenses;
•
a $1.7 million decrease in direct external costs of the camonsertib program as a result of the termination of the Phase 1/2 TRESR and ATTACC clinical trials;
•
a $0.8 million increase in the Debiopharm development cost reimbursement;
•
a $0.7 million decrease in direct external cost for the RP-1664 program and RP-3467 mainly related to lower CMC spend due to timing of manufacturing; and
•
a $0.7 million decrease in other R&D expenses.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the three months ended March 31, 2025, compared to $8.6 million for the three months ended March 31, 2024. The decrease of $0.9 million in general and administrative expenses consisted of:

•
a $1.1 million decrease in personnel-related costs;
•
a $0.6 million increase in professional costs associated to higher legal fees; and
•
a $0.4 million decrease in other general and administrative expenses.

Restructuring Expenses

Restructuring expenses were $3.3 million and nil for the three months ended March 31, 2025 and 2024, respectively, as a result of costs incurred as part of our restructuring efforts announced in the first quarter of 2025, comprised primarily of $2.3 million in severance and termination benefits and $0.9 million in accelerated depreciation expense.

Other Income (Expense), Net

Other income, net was $1.5 million and $3.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of $1.5 million was primarily attributable to lower sums in cash and cash equivalents and marketable securities.

Income Tax

Income tax expense was $0.4 million for the three months ended March 31, 2025, compared to $0.6 million for the three months ended March 31, 2024. The decrease of $0.2 million in income tax expense was primarily due to lower taxable income resulting from the re-alignment of resources and reductions in workforce implemented.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations to date with proceeds received from equity financings, including net proceeds of $232.0 million from our IPO in June 2020 and net proceeds of $94.3 million from a follow-on offering in November 2021. We have also received initial upfront and additional payments of approximately $243.1 million in the aggregate from collaboration and license agreements.

In November 2024, we entered into a Common Shares Sale Agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, pursuant to which we may sell up to $100.0 million in common shares. We have not issued or sold shares under the 2024 Sales Agreement.

In August 2024, we announced a strategic re-prioritization of our research and development activities to focus our efforts on the advancement of our portfolio of clinical-stage oncology programs. As part of this strategic refocus, we reduced our overall workforce by approximately 25%, with a majority of the headcount reductions from our preclinical group. Furthermore, in January 2025, we announced a re-alignment of resources and a re-prioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664, and in February 2025 we approved a phased reduction of our workforce by 75%. We also announced our intention to seek partnering opportunities across our portfolio.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct certain U.S.-based research and development expenditures in the current fiscal year and required taxpayers to amortize them over five years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or IRC. This provision increased our 2023 and 2022 cash payments of income taxes significantly as compared to 2021 in compliance with IRC Section 174. In September 2023, new interim guidance was issued by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of such expenses. An income tax receivable in the amount of $11.2 million as of March 31, 2025, reflects the overpayment of tax installments by our U.S. subsidiary. Any changes to tax legislation may materially affect our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

We expect to incur significant expenses and operating losses for the foreseeable future. As of March 31, 2025, our cash and cash equivalents and marketable securities on hand was $124.2 million. Taking into account the anticipated cost savings associated with the announced re-alignment of resources, re-prioritization of our portfolio, reduction in workforce and out-licensing transaction with DCx, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the outcome of our ongoing exploration of strategic alternatives, including to the extent we identify and enter into any potential strategic transactions;
•
the initiation, timing, costs, progress and results of our product candidates, including our ongoing clinical trials of RP-3467, RP-1664 and lunresertib;
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
•
the revenue, if any, received from commercial sales of RP-3467, RP-1664, lunresertib and any future product candidates for which we or our collaborators receive marketing approval; and
•
the costs of operating as a public company.

Until such time, if ever, as we can generate substantial product revenues to support our cost structure, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations and other potential transactions related to our evaluation of strategic alternatives. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our shareholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common shareholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common shares. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Cash Flows

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our cash flows for each of the periods presented:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(29,133)	$11,932	$(41,065)
Net cash provided by (used in) investing activities	28,792	(20,316)	49,108
Net cash provided by financing activities	79	375	(296)
Effect of exchange rate fluctuations on cash held	—	(42)	42
Net Decrease In Cash And Cash Equivalents	$(262)	$(8,051)	$7,789

Operating Activities

Net cash used in operating activities was $29.1 million for the three months ended March 31, 2025, reflecting a net loss of $30.0 million, a net change of $4.3 million in our net operating assets, offset by non-cash charges of $5.2 million. The non-cash charges primarily consist of share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense, including accelerated depreciation of our laboratory equipment, and non-cash lease expense offset by the net accretion of marketable securities. The change in our net operating assets was mainly due to a decrease of $5.9 million in accounts payable and accrued expenses offset by a decrease of $1.5 million in prepaid.

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

The $41.0 million decrease in cash provided by operating activities for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to the $40.0 million milestone payment from Roche in the first quarter of 2024.

Investing Activities

Net cash provided by investing activities was $28.8 million for the three months ended March 31, 2025 and resulted primarily from proceeds on maturities of marketable securities offset by the purchases of marketable securities.

Net cash used in investing activities was $20.3 million for the three months ended March 31, 2024 and resulted primarily from purchases of marketable securities offset by the proceeds on maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $0.1 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, consisting primarily of net proceeds from the issuance of common shares under the ESPP.

Material Cash Requirements

There were no material changes to our material cash requirements during the three months ended March 31, 2025, from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Recent Accounting Pronouncements

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of such date, our disclosure controls and procedures are effective.

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

Item 1A. Risk Factors.

Investing in our common shares involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risks described in the Annual Report, including the disclosure therein under Part I, Item 1A, “Risk Factors,” before deciding whether to invest in our common shares. These are not the only risks facing our business. Other risks and uncertainties that we are not currently aware of or that we currently consider immaterial also may materially adversely affect our business, financial condition and future results. Risks we have identified but currently consider immaterial could still also materially adversely affect our business, financial condition and future results of operations if our assumptions about those risks are incorrect or if circumstances change.

There were no material changes during the period covered in this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A of the Annual Report, except as follows:

International trade policies, including tariffs, sanctions and trade barriers may adversely affect our business, financial condition and results of operations.

We operate in a global economy, and our business depends on a global supply chain for the development, manufacturing, and distribution of our clinical trial drug products. There is inherent risk, based on the complex relationships among the U.S. and the countries in which we conduct our business, that political, diplomatic, and national security factors can lead to global trade restrictions and changes in trade policies and export regulations that may adversely affect our business and operations. The current international trade and regulatory environment is subject to significant ongoing uncertainty.

We source our active pharmaceutical ingredients (APIs) and precursor chemicals from international suppliers, with significant reliance on foreign manufacturers, including China. The ongoing trade tensions between the United States and China have resulted in multiple rounds of tariffs affecting pharmaceutical ingredients, manufacturing equipment, and related supplies. Tariffs on our API chain directly or indirectly linked to Chinese manufacturing may significantly increase our manufacturing costs for our clinical trial drug products. Should the current tariffs on China hold or additional tariffs be imposed specifically targeting Chinese pharmaceutical imports, our manufacturing costs could rise significantly.

Current or future tariffs may result in increased research and development expenses, including with respect to increased costs associated with APIs and raw materials. Trade restrictions affecting the import of materials necessary for clinical trials could result in delays to our development timelines. Increased development costs and extended development timelines could place us at a competitive disadvantage compared to companies operating in regions with more favorable trade relationships and could reduce investor confidence and negatively impact our business, results of operations and, financial condition.

Trade disputes, tariffs, restrictions and other political tensions between the United States and other countries may also exacerbate unfavorable macroeconomic conditions including inflationary pressures, foreign exchange volatility, financial market instability, and economic recessions or downturns. The ultimate impact of current or future tariffs and trade restrictions remains uncertain and could materially and adversely affect our business and financial condition. While we monitor these risks, any prolonged economic downturn or escalation in trade tensions could materially and adversely affect our business, ability to access the capital markets or other financing sources, results of operations and financial condition. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in our Annual report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None.

(b) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

10.1*	Amendment to Employment Agreement for Steve Forte as of March 31, 2025.

10.2*	Separation and Release Agreement between the registrant and Lloyd M. Segal dated March 31, 2025.

10.3*	Transition and Separation Agreement between the registrant and Maria Koehler dated February 24, 2025.

31.1*

Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

REPARE THERAPEUTICS INC.

Date: May 13, 2025	By:	/s/ Steve Forte
Steve Forte
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)