Form 10-Q
period 2025-06-30
Repare Therapeutics Inc.
filed 2025-08-08
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, there were 42,959,172 of the registrant’s common shares, no par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the outcome of our strategic review process to identify strategic alternatives and partnering opportunities across our portfolio;
•
the impact of our corporate restructuring activities, including with respect to actual and anticipated cost savings and the associated headcount reduction, as well as the potential impacts on employee morale and productivity;
•
the initiation, timing, progress and results of our current and future clinical trials and related preparatory work and the period during which the results of the trials will become available;
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
•
the timing of completion of enrollment and availability of data from our current clinical trials, including ongoing clinical trials of RP-3467 and RP-1664;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of June 30,	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,656	$84,717
Marketable securities	41,816	68,074
Income tax receivable	9,922	10,600
Other current receivables	4,697	1,746
Prepaid expenses	2,481	6,012
Total current assets	126,572	171,149
Property and equipment, net	72	2,294
Operating lease right-of-use assets	629	1,924
Income tax receivable	1,029	960
Investment in equity securities	1,591	—
Other assets	600	179
TOTAL ASSETS	$130,493	$176,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,012	$3,623
Accrued expenses and other current liabilities	12,167	19,819
Deferred collaboration cost recovery	3,257	—
Operating lease liability, current portion	649	1,845
Total current liabilities	20,085	25,287
Operating lease liability, net of current portion	—	88
TOTAL LIABILITIES	20,085	25,375
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025, and December 31, 2024	—	—
Common shares, no par value per share; unlimited shares authorized as of June 30, 2025 and December 31, 2024; 42,959,172 and 42,510,708 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	490,425	486,674
Warrants	43	10
Additional paid-in capital	84,533	82,191
Accumulated other comprehensive (loss) income	(8)	54
Accumulated deficit	(464,585)	(417,798)
Total shareholders’ equity	110,408	151,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$130,493	$176,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Collaboration agreements	$250	$1,073	$250	$53,477
Operating expenses:
Research and development, net of tax credits	14,283	30,075	34,553	63,045
General and administrative	6,029	8,317	13,681	16,935
Restructuring	3,384	—	6,649	—
Total operating expenses	23,696	38,392	54,883	79,980
Gain on sale of technology and other assets	5,666	—	5,666	—
Loss from operations	(17,780)	(37,319)	(48,967)	(26,503)
Other income (expense), net
Realized and unrealized gain on foreign exchange	66	6	64	37
Interest income	1,236	2,894	2,774	5,862
Other expense, net	(18)	(29)	(40)	(53)
Total other income, net	1,284	2,871	2,798	5,846
Loss before income taxes	(16,496)	(34,448)	(46,169)	(20,657)
Income tax expense	(248)	(326)	(618)	(955)
Net loss	$(16,744)	$(34,774)	$(46,787)	$(21,612)
Other comprehensive loss:
Unrealized loss on available-for-sale marketable securities	$(17)	$(21)	$(62)	$(162)
Total other comprehensive loss	(17)	(21)	(62)	(162)
Comprehensive loss	$(16,761)	$(34,795)	$(46,849)	$(21,774)
Net loss per share attributable to common shareholders - basic and diluted	$(0.39)	$(0.82)	$(1.09)	$(0.51)
Weighted-average common shares outstanding - basic and diluted	42,921,936	42,445,462	42,757,745	42,339,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares		Warrants	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount		Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	42,176,041	$483,350	$—	$61,813	$28	$(333,109)	$212,082
Share-based compensation expense	—	—	—	6,475	—	—	6,475
Exercise of stock options	8,485	27	—	(10)	—	—	17
Issuance of common shares on vesting of restricted share units	200,262	2,488	—	(2,488)	—	—	—
Issuance of common shares under the 2020 Employee Share Purchase Plan	60,618	510	—	(152)	—	—	358
Other comprehensive loss	—	—	—	—	(141)	—	(141)
Net income	—	—	—	—	—	13,162	13,162
Balance, March 31, 2024	42,445,406	$486,375	$—	$65,638	$(113)	$(319,947)	$231,953
Share-based compensation expense	—	—	—	6,519	—	—	6,519
Exercise of stock options	127	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(34,774)	(34,774)
Balance, June 30, 2024	42,445,533	$486,375	$—	$72,157	$(134)	$(354,721)	$203,677

Balance, December 31, 2024	42,510,708	$486,674	$10	$82,191	$54	$(417,798)	$151,131
Share-based compensation expense	—	—	—	3,958	—	—	3,958
Issuance of common shares on vesting of restricted share units	307,456	3,002	—	(3,002)	—	—	—
Issuance of common shares under the 2020 Employee Share Purchase Plan	73,239	160	—	(81)	—	—	79
Non-employee warrant expense	—	—	17	—	—	—	17
Other comprehensive loss	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	(30,043)	(30,043)
Balance, March 31, 2025	42,891,403	$489,836	$27	$83,066	$9	$(447,841)	$125,097
Share-based compensation expense	—	—	—	2,056	—	—	2,056
Issuance of common shares on vesting of restricted share units	67,769	589	—	(589)	—	—	—
Non-employee warrant expense	—	—	16	—	—	—	16
Other comprehensive loss	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	(16,744)	(16,744)
Balance, June 30, 2025	42,959,172	$490,425	$43	$84,533	$(8)	$(464,585)	$110,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss for the period	$(46,787)	$(21,612)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	6,047	12,994
Depreciation expense	2,222	989
Non-cash lease expense	1,295	1,131
Foreign exchange gain	(117)	(27)
Net accretion of marketable securities	(1,006)	(2,908)
Gain on sale of technology and other assets	(5,666)	—
Changes in operating assets and liabilities:
Prepaid expenses	3,006	(1,024)
Other current receivables	67	910
Other non-current assets	179	89
Accounts payable	382	4,785
Accrued expenses and other current liabilities	(7,652)	(1,731)
Operating lease liability, current portion	(1,223)	(401)
Income taxes	609	940
Operating lease liability, net of current portion	(88)	(765)
Deferred collaboration cost recovery	3,257	—
Deferred revenue	—	(11,952)
Net cash used in by operating activities	(45,475)	(18,582)
Cash Flows From Investing Activities:
Proceeds from sale of technology and other assets	1,000	—
Proceeds from maturities of marketable securities	73,662	89,015
Purchase of marketable securities	(46,456)	(102,213)
Net cash provided by (used in) investing activities	28,206	(13,198)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	17
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	79	358
Net cash provided by financing activities	79	375
Effect of exchange rate fluctuations on cash held	129	(43)
Net Decrease In Cash And Cash Equivalents	(17,061)	(31,448)
Cash and cash equivalents at beginning of period	84,717	111,268
Cash and cash equivalents at end of period	$67,656	$79,820

Supplemental Disclosure Of Cash Flow Information:
Non-cash consideration received from sale of technology and other assets - Investment in equity securities	$1,591	$—
Non-cash consideration received from sale of technology and other assets - Derivative financial asset	$600	$—
Consideration receivable from sale of technology and other assets - Other current receivables	$3,000	$—
Contracts transferred to acquirer as part of sale of technology and other assets - Prepaid expenses	$(525)	$—

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of June 30, 2025, the consolidated results of its operations for the three and six months ended June 30, 2025 and 2024, its statements of shareholders’ equity for the three and six months ended June 30, 2025 and 2024 and its consolidated cash flows for the six months ended June 30, 2025 and 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2024 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

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

Smaller Reporting Company

Repare continues to qualify as a “smaller reporting company” under the Exchange Act as of June 30, 2025 because the market value of its common shares held by non-affiliates was less than $75 million as of June 30, 2025. As a smaller reporting company, Repare may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. For so long as the Company remains a smaller reporting company, it is permitted and intends to rely on such exemptions from certain disclosure and other requirements that are applicable to other public companies that are not smaller reporting companies.

Segment Information

Operating segments refer to components of a company that engage in activities for which separate financial information is available and reviewed regularly by the Chief Operating Decision Maker (CODM) in deciding how to allocate resources and assessing performance. The CODM is the Company's Chief Executive Officer and Chief Financial Officer. The Company manages its operations as a single operating segment, which is the research, development and eventual commercialization of precision oncology drugs targeting specific vulnerabilities of tumors in genetically defined patient populations.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-4): Clarifying the Effective Date in January 2025. These ASUs require public business entities to provide additional disclosures on specific expense categories in the notes to financial statements for both interim and annual reporting periods. While the amendments do not change current disclosure requirements, the amendments change where this information must be presented, requiring certain disclosures to be in a tabular format alongside other disaggregation details. These ASUs are effective for annual periods starting after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

3. Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of June 30, 2025
Cash and cash equivalents:
Cash	$16,195	$—	$—	$16,195
Money market funds	48,468	—	—	48,468
Commercial paper	2,993	—	—	2,993
Total cash and cash equivalents:	$67,656	$—	$—	$67,656
Marketable securities:
Commercial paper	41,824	—	(8)	41,816
Total marketable securities	$41,824	$—	$(8)	$41,816

As of December 31, 2024
Cash and cash equivalents:
Cash	$43,762	$—	$—	$43,762
Money market funds	25,522	—	—	25,522
Commercial paper	15,430	3	—	15,433
Total cash and cash equivalents:	$84,714	$3	$—	$84,717
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$3,013	$1	$—	$3,014
Commercial paper	40,688	39	(1)	40,726
Corporate debt securities	24,322	13	(1)	24,334
Total marketable securities	$68,023	$53	$(2)	$68,074

Interest receivable was $0.2 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively, and is included in other current receivables.

Available-for-sale marketable securities with an aggregate fair value of $33.7 million and $7.8 million as of June 30, 2025 and December 31, 2024, respectively, were held in an immaterial, unrealized loss position. These marketable securities have been in an unrealized loss position for less than twelve months. The unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company does not intend to sell these securities and it is more likely than not that it will hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the six months ended June 30, 2025 and 2024.

The Company recognized nil of net unrealized loss in other comprehensive loss in the three months ended June 30, 2025 and 2024, respectively, and a net unrealized loss of $0.1 million and $0.2 million in the six months ended June 30, 2025 and 2024, respectively, in relation to its cash and cash equivalents and marketable securities.

The maturities of the Company’s marketable securities as of June 30, 2025 and December 31, 2024 are less than one year.

4. Sale of Technology and Other Assets

On May 1, 2025, the Company out-licensed its early-stage discovery platforms, including certain platform and program intellectual property, to DCx Biotherapeutics Corporation (“DCx”). Under the terms of the out-licensing agreement, the Company received a $1.0 million upfront payment and is expected to receive near-term payments of $3.0 million. In addition, the Company received a 9.99% equity position in DCx, including certain dilution protection rights. The Company is eligible to receive potential future out-licensing, clinical and commercial milestone payments, as well as low-single digit tiered sales royalties for the development of certain products by DCx. Additionally, DCx retained some of the Company's preclinical research employees.

As the assets, rights and employees transferred to DCx constitute a business as defined in ASC 805, Business Combinations, the Company accounted for the disposal by applying the derecognition guidance in ASC 810, Consolidation, which requires that a gain or loss be recognized for the difference between the carrying value of the assets sold and the fair value of the consideration received or receivable. As of May 1, 2025, the total fair value of the consideration received or receivable was determined to be $6.2 million, reflecting the $1.0 million upfront payment received, the $3.0 million cash consideration receivable in the near-term, the $1.6 million equity position in DCx (Note 5), and the $0.6 million dilution protection rights (Note 6). The carrying value of assets disposed of as of May 1, 2025 was $0.5 million, reflecting prepaid expenses for R&D services transferred to DCx. All equipment sold and intellectual property out-licensed to DCx had no carrying value as of May 1, 2025. In connection with the disposal, the Company recognized a gain on sale of technology and other assets in the amount of $5.7 million.

Milestones and sales royalties were determined to be contingent consideration by the Company, which will be recognized when amounts are probable and estimable in accordance with ASC 450, Contingencies. No amounts have been recognized as of June 30, 2025.

5. Investment in Equity Securities

Pursuant to the out-licensing agreement entered into with DCx on May 1, 2025 (Note 4), the Company received a $1.6 million 9.99% equity interest in DCx as partial consideration for the transaction. The Company has determined that its equity interest in DCx does not give the Company a controlling financial interest nor significant influence over DCx. Accordingly, the Company has accounted for its equity interest in DCx, a non-publicly traded company, as a financial instrument without a readily determinable fair value. Such interest is recorded at cost on the Company's Condensed Consolidated Balance Sheet, reflecting fair value at closing of the transaction, less impairment, if any, adjusted for observable price changes, in accordance with ASC 321, Investments - Equity.

The initial $1.6 million fair value of the investment was determined using an option-pricing method back-solve approach to estimate DCx's enterprise value and derive an implied equity value for the Company's common share equity interest in DCx from the most recent round of financing completed by DCx, modeling the significant rights and preferences of DCx's preferred and common shares, including, among others, liquidation preferences and conversion rights, and applying market based assumptions for expected term, expected volatility and risk-free rate, as well as affecting a discount for lack of marketability.

The Company evaluates its investment in equity securities for impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may be impaired. If a decline in value of the investment is determined to be other than temporary, an impairment loss is recognized in Other Income (Expense) in the Consolidated Statement of Operations and Comprehensive Loss. As of June 30, 2025, there has been no change in the carrying amount of the investment.

6. Fair Value Measurements

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
	(in thousands)
As of June 30, 2025
Assets
Cash equivalents:
Money market funds	$48,468	$48,468	$—	$—
Commercial paper	2,993	—	2,993	—
Total cash equivalents	51,461	48,468	2,993	—
Marketable securities:
Commercial paper	41,816	—	41,816	—
Total marketable securities	41,816	—	41,816	—
Derivative financial asset	600	—	—	600
Total financial assets	$93,877	$48,468	$44,809	$600

As of December 31, 2024
Assets
Cash equivalents:
Money market funds	$25,522	$25,522	$—	$—
Commercial paper	15,433	—	15,433	—
Total cash equivalents	40,955	25,522	15,433	—
Marketable securities:
U.S. Treasury and government-sponsored enterprises	3,014	—	3,014	—
Commercial paper	40,726	—	40,726	—
Corporate debt securities	24,334	—	24,334	—
Total marketable securities	68,074	—	68,074	—
Total financial assets	$109,029	$25,522	$83,507	$—

During the six months ended June 30, 2025, there were no transfers between fair value hierarchy levels.

When developing fair value estimates, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs. When available, the Company uses quoted market prices to measure the fair value. In determining the fair values of cash equivalents and marketable securities at each date presented above, the Company relied on quoted prices for similar securities in active markets or using other inputs that are observable or can be corroborated by observable market data.

Derivative Financial Asset

Pursuant to the out-licensing agreement entered into with DCx on May 1, 2025 (Note 4), anti-dilution protection rights were granted to the Company by DCx under which the Company is entitled to receive additional common shares in DCx, at no cost, guaranteeing the Company's equity interest in DCx remains at 9.99% on a fully-diluted basis until such time as DCx achieves a specified funding threshold. In accordance with ASC 815, Derivatives and Hedging, the Company's anti-dilution protection rights were determined to be freestanding financial instruments that meet the definition of a derivative and have been recorded at fair value within Other Assets on the Company's Condensed Consolidated Balance Sheet, determined according to Level 3 inputs in the fair value hierarchy.

The fair value of the anti-dilution protection rights was established at $0.6 million at inception and at June 30, 2025, using a Monte Carlo simulation methodology, which expresses potential future scenarios that when simulated thousands of times, can be viewed statistically to ascertain fair value, with the initial equity value determined based on DCx's most recent round of financing and probability estimates applied based on the assumed likelihood of future financing rounds.

The Company marks-to-market its anti-dilution protection rights at each reporting period, with changes in fair value recognized in Other Income (Expense) in the Consolidated Statement of Operations and Comprehensive Loss. As at June 30, 2025, there was no change in the fair value of the anti-dilution rights.

7. Other Current Receivables

Other current receivables consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Consideration receivable from sale of technology and other assets	$3,000	$—
Research and development tax credits receivable	1,026	820
Collaboration revenue receivable	250	—
Sales tax and other receivables	421	926
Total other current receivables	$4,697	$1,746

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of June 30, 2025	As of December 31, 2024
	(in thousands)
Accrued research and development expense	$6,626	$13,360
Accrued restructuring expenses	2,594	174
Accrued compensation and benefits	1,878	5,617
Accrued professional services	771	502
Other	298	166
Total accrued expenses and other current liabilities	$12,167	$19,819

9. Restructuring Expenses

In August 2024, the Company announced a strategic re-prioritization of the Company's research and development activities to focus its efforts on the advancement of its portfolio of clinical-stage oncology programs. As part of this strategic refocus, the Company reduced its overall workforce by approximately 25%, with a majority of the headcount reductions from the Company’s preclinical group.

In the first quarter of 2025, the Company announced a further re-alignment of resources and a re-prioritization of its clinical portfolio and approved a phased reorganization plan pursuant to which it expects to reduce its workforce by approximately 75% by the fourth quarter of 2025. As a result of this initiative, the Company accelerated the depreciation of its laboratory equipment by $1.0 million and $1.9 million for the three and six months ended June 30, 2025, respectively, reflecting a shorter estimated remaining useful life for the equipment.

For the three and six months ended June 30, 2025, the Company incurred approximately $3.4 million and $6.6 million, respectively, in costs as part of its restructuring efforts (nil for the three and six months ended June 30, 2024), comprised of $2.1 million in severance and termination benefits, $1.0 million in accelerated depreciation expense and $0.3 million in other restructuring charges for the three months ended June 30, 2025, and comprised of $4.4 million in severance and termination benefits, $1.9 million in accelerated depreciation expense and $0.3 million in other restructuring charges for the six months ended June 30, 2025.

10. Collaborative Arrangements

Debiopharm Clinical Study and Collaboration Agreement

In January 2024, the Company entered into a clinical study and collaboration agreement with Debiopharm International S.A. (“Debiopharm”), a privately-owned, Swiss-based biopharmaceutical company, with the aim to explore the synergy between the Company’s compound, lunresertib, and Debiopharm’s compound, Debio 0123, a WEE1 inhibitor (the “Debio Collaboration Agreement”). The Company and Debiopharm collaborated on the development of a combination therapy, with the Company sponsoring the global study, and with all costs related to the collaboration shared equally. The Company and Debiopharm each supplied their respective drugs and retained all commercial rights to their respective compounds, including as monotherapy or as combination therapies. The activities associated with the Debio Collaboration Agreement were coordinated by a joint steering committee, which was comprised of an equal number of representatives from the Company and Debiopharm.

Based on the terms of the Debio Collaboration Agreement, the Company concluded that the Debio Collaboration Agreement met the requirements of a collaboration within the guidance of ASC 808, Collaborative Arrangements, as both parties were active participants in the combination trial and were exposed to significant risks and rewards depending on the success of the combination trial. Accordingly, the net costs associated with the collaboration have been expensed as incurred and recognized within research and development expenses in the condensed consolidated statement of operations and comprehensive loss.

During the three and six months ended June 30, 2025, the Company recognized $1.4 million and $2.7 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms under the Debio Collaboration Agreement, and recorded a deferred collaboration cost recovery of $3.3 million as of June 30, 2025, reflecting the acceleration of payments under the Debio Collaboration Agreement in the second quarter of 2025.

During the three and six months ended June 30, 2024 the Company recognized $0.9 million and $1.4 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms under the Debio Collaboration Agreement.

As part of the worldwide licensing agreement with Debiopharm signed on July 15, 2025 (Note 16), the Debio Collaboration Agreement was terminated.

11. Revenue Recognition from Collaboration and License Agreements

The following table presents revenue from collaboration and license agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Bristol-Myers Squibb Collaboration and License Agreement	$250	$—	$250	$2,589
Roche Collaboration and License Agreement	—	1,073	—	50,888
Total revenue	$250	$1,073	$250	$53,477

The Company’s revenue recognition accounting policy, as well as additional information on the Company’s collaboration and license agreements are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 included in the Annual Report.

Bristol-Myers Squibb Collaboration and License Agreement

In May 2020, the Company entered into a collaboration and license agreement (the “BMS Agreement”) with Bristol-Myers Squibb Company (“Bristol-Myers Squibb”), pursuant to which the Company and Bristol-Myers Squibb agreed to collaborate in the research and development of potential new product candidates for the treatment of cancer. The Company provided Bristol-Myers Squibb access to a selected number of its existing screening campaigns and novel campaigns. The Company was responsible for carrying out early-stage research activities directed to identifying potential targets for potential licensing by Bristol-Myers Squibb, in accordance with a mutually agreed upon research plan, and was solely responsible for such costs. The collaboration consisted of programs directed to both druggable targets and to targets commonly considered undruggable to traditional small molecule approaches. Upon Bristol-Myers Squibb’s election to exercise its option to obtain exclusive worldwide licenses for the subsequent development, manufacturing and commercialization of a program, Bristol-Myers Squibb will then be solely responsible for all such worldwide activities and costs.

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

In June 2025, the BMS Agreement was amended to enable Bristol-Myers Squibb to exercise an additional option for another druggable target. As a result, the Company recognized $0.3 million as revenue related to druggable targets, reflecting the option fee payment receivable.

The Company recognized $0.3 million and nil for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively, as revenue in relation to the BMS Agreement.

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

The Company recognized nil and $1.1 million as revenue for the three months ended June 30, 2025 and 2024, respectively, and nil and $50.9 million for the six months ended June 30, 2025 and 2024, respectively, as revenue associated with the Roche Agreement in relation to (i) the $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the recognition of all remaining deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

12. Leases

The Company has historically entered into lease arrangements for its facilities. As of June 30, 2025, the Company had three operating leases with required future minimum payments. The Company’s leases generally do not include termination or purchase options.

In the second quarter of 2025, the Company executed a lease amendment agreement whereby it surrendered its laboratory space under its Montréal, Québec headquarters lease agreement that expires in August 2025. Pursuant to this amendment, the Company vacated the surrendered premises on May 1, 2025 and has no further lease obligations with regards to the surrendered premises. The surrendered premises had been accounted for as a separate contract for lease accounting purposes. In connection with the lease termination, the Company de-recognized its right-of-use asset and lease liability related to the surrendered premises, with a de minimis loss recognized in the three-months ended June 30, 2025.

Operating Leases

The following tables contain a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating Leases - Lease Costs
Operating lease costs	$422	$593	$1,012	$1,187
Short-term lease costs	22	15	56	34
Variable lease costs	27	83	99	168
Total lease costs	$471	$691	$1,167	$1,389

	Six Months Ended June 30,
	2025	2024
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$1,026	$1,223
Weighted-average remaining lease term (in years)	0.55	1.00
Weighted-average discount rate	9.9%	4.3%

13. Share-Based Compensation

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

The Company issued 73,239 common shares under the ESPP for the six months ended June 30, 2025, at a weighted-average price per share of $1.08, for aggregate proceeds of $0.1 million.

As of June 30, 2025, the number of common shares that may be issued under the ESPP is 2,059,261.

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

As of June 30, 2025, the number of common shares reserved for issuance under the 2020 Plan is 14,507,782.

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

As of June 30, 2025, the number of common shares that may be issued under the Inducement Plan is 327,800.

Warrants

In November 2024, the Company issued a warrant, as compensation for services to a consultant, to purchase up to 35,000 common shares of the Company at an exercise price of $3.61 per share, vesting in equal quarterly installments over a two-year period. The warrant expires 5 years after the grant date.

During the three and six months ended June 30, 2025, the Company recognized $0.02 million and $0.04 million, respectively, of share-based compensation expense under general and administrative expenses.

Stock Options

The following table summarizes the Company’s stock option activity:

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2025	10,883,904	$12.79
Granted	1,950,500	$1.14
Cancelled or forfeited	(2,313,920)	$12.52
Outstanding, June 30, 2025	10,520,484	$10.69

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Fair value of stock options	$0.80	$2.67	$0.88	$4.72
Risk-free interest rate	4.01%	4.30%	4.07%	4.21%
Expected terms (in years)	5.50	5.33	6.28	5.97
Expected volatility	91.21%	83.57%	90.95%	83.08%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

Restricted Share Units

The following table summarizes the Company’s restricted share unit activity:

	Number of shares	Weighted average grant date fair value
Outstanding, January 1, 2025	764,159	$9.22
Awarded	182,000	$1.17
Vested and released	(375,225)	$9.57
Forfeited	(224,849)	$7.18
Outstanding, June 30, 2025	346,085	$5.93

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of the Company's common shares on that same date.

Share-Based Compensation

Share-based compensation expense for all awards was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$1,018	$3,694	$3,325	$7,113
General and administrative	1,037	2,825	2,688	5,881
Total share-based compensation expense	$2,056	$6,519	$6,014	$12,994

Share-based compensation expense by type of award was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	$1,730	$5,605	$4,455	$11,290
Restricted share units	310	803	1,511	1,512
ESPP	16	111	48	192
Total share-based compensation expense	$2,056	$6,519	$6,014	$12,994

The three and six months ended June 30, 2025 include a cumulative-effect adjustment, which reduced overall share-based compensation expense by $0.7 million and $3.6 million, respectively, as a result of the resignation of certain executives during the period. As part of their severance arrangements, the Company approved an acceleration in vesting of their stock option and restricted share unit awards. The Company accounted for the award modifications under ASC 718, Compensation - Stock Compensation, and reflected the decrease in fair value of such modified awards as a cumulative-effect adjustment in the three and six months ended June 30, 2025.

As of June 30, 2025, there was $6.8 million and $1.5 million of unrecognized share-based compensation expense to be recognized over a weighted average period of 1.1 years and 1.3 years related to unvested stock options and unvested restricted share units, respectively.

14. Net Loss per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net loss	$(16,744)	$(34,774)	$(46,787)	$(21,612)
Denominator:
Weighted-average common shares outstanding — basic and diluted	42,921,936	42,445,462	42,757,745	42,339,732
Net loss per share - basic and diluted	$(0.39)	$(0.82)	$(1.09)	$(0.51)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase common shares	10,520,484	11,288,589	10,520,484	11,288,589
Restricted share units	346,085	871,063	346,085	871,063
Estimated shares issuable under the ESPP	49,076	78,964	49,076	78,964

15. Segment information

The Company operates and manages its business as a single reporting and operating segment, which is the research and development of precision oncology drugs targeting specific vulnerabilities of tumors in genetically defined patient populations. The Company's CODM is the Chief Executive Officer and Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations and comprehensive loss. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to deploy these resources across functions and programs that are in line with the Company's long-term company-wide strategic goals.

The following table presents reportable segment net loss, including significant expense categories, attributable to the Company's reportable segment for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Collaboration agreements	$250	$1,073	$250	$53,477
Operating expenses:
Discovery costs
Direct external costs	259	1,398	957	3,124
Laboratory supplies and research materials	90	959	344	1,957
Personnel related costs	243	3,232	1,750	6,418
Facilities related costs	145	393	503	798
Other costs	65	842	643	1,754
Development costs
Direct external costs
Camonsertib program	1,848	3,961	4,114	7,941
Lunresertib program	3,999	7,660	8,274	15,767
RP-1664 program	1,579	1,412	2,921	3,008
RP-3467 and Polθ program	1,541	773	2,638	2,328
Personnel related costs	5,070	9,186	13,233	18,845
Facilities related costs	233	213	480	421
Other costs	695	1,186	1,584	2,618
Debiopharm development cost reimbursement	(1,413)	(880)	(2,682)	(1,380)
R&D tax credits	(71)	(260)	(206)	(554)
Total research and development costs	$14,283	$30,075	$34,553	$63,045
Personnel related costs	2,944	5,220	7,522	10,939
Other general administrative costs (1)	3,085	3,097	6,159	5,996
Total general and administrative costs	$6,029	$8,317	$13,681	$16,935
Restructuring costs	3,384	—	6,649	—
Total operating expenses	$23,696	$38,392	$54,883	$79,980
Gain on sale of technology and other assets	5,666	—	5,666	—
Loss from operations	$(17,780)	$(37,319)	$(48,967)	$(26,503)
Other income, net (2)	1,284	2,871	2,798	5,846
Income tax expense	(248)	(326)	(618)	(955)
Net loss	$(16,744)	$(34,774)	$(46,787)	$(21,612)

(1) Includes professional fees, directors and officers insurance costs, public company operating costs, information technology related costs, and other administrative costs.

(2) Includes interest income and other expenses.

The following presents segment revenue and long lived assets by geographic location, along with major collaborator information.

Revenue by location is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
United States	$250	$—	$250	$2,589
Switzerland	—	1,073	—	50,888
Total revenue	$250	$1,073	$250	$53,477

The Company’s property and equipment, net by country of domicile (Canada) and its subsidiary in the United States are as follows:

	As of June 30,	As of December 31,
	2025	2024
	(in thousands)
Canada	$—	$2,143
United States	72	151
Total property and equipment, net	$72	$2,294

The Company’s right-of-use assets by country of domicile (Canada) and its subsidiary in the United States are as follows:

	As of June 30,	As of December 31,
	2025	2024
	(in thousands)
Canada	$58	$891
United States	571	1,033
Total right-of-use assets, net	$629	$1,924

Major Customers

The Company had one customer (a major collaborator) that represents more than 10% of total revenue in each of the three and six months ended June 30, 2025. The amount of revenue derived from this customer for the three and six months ended June 30, 2025 was $0.3 million. A different customer (another major collaborator) represented more than 10% of total revenue in each of the three and six months ended June 30, 2024. The amount of revenue derived from this customer for the three and six months ended June 30, 2024 was $1.1 million and $50.9 million, respectively.

16. Subsequent Event

On July 15, 2025, the Company announced that it entered into an exclusive worldwide licensing agreement with Debiopharm regarding its product candidate, lunresertib (also known as RP-6306). Under the terms of the licensing agreement with Debiopharm, the Company will receive a $10 million upfront payment, and is eligible to receive up to $257 million in potential clinical, regulatory, commercial and sales milestones, as well as single-digit royalties on global net sales. Debiopharm will assume sponsorship of the Company's MYTHIC study and will take over existing and future development activities related to lunresertib. This licensing agreement builds upon the existing collaboration between the parties, which was effectively terminated as part of the licensing agreement.

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

On February 24, 2025, we approved a phased reorganization to reduce our workforce by approximately 75% by the fourth quarter of 2025, with our remaining employees primarily focused on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664. In May 2025, we announced the out-licensing of our discovery platforms to DCx Biotherapeutics Corporation, or DCx, and in July 2025, we announced the an exclusive licensing agreement with Debiopharm International S.A., or Debiopharm, for lunresertib.

We continue to actively explore a full range of strategic alternatives, partnerships and sale opportunities across our portfolio to maximize shareholder value.

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
o
Upcoming expected milestone:
▪
Q4-2025 - Topline safety, tolerability and early efficacy data from the POLAR trial in monotherapy and in combination with olaparib.

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
Upcoming expected milestone:
▪
Q4-2025 - Initial topline safety, tolerability and early efficacy data from the LIONS trial

Recent Developments

•
Worldwide licensing agreement with Debiopharm for lunresertib
o
In July 2025, we entered into an exclusive worldwide licensing agreement with Debiopharm for lunresertib, a first-in-class oncology PKMYT1 inhibitor. Under the terms of the agreement, Repare will receive a $10 million upfront payment, and is eligible to receive up to $257 million in potential clinical, regulatory, commercial and sales milestones, and single-digit royalties on global net sales. This agreement builds on the success of Repare and Debiopharm's clinical study and collaboration agreement to explore the synergy between lunresertib and Debio 0123, a potential best-in-class, brain penetrant and highly selective WEE1 inhibitor. Debiopharm will assume the sponsorship of the MYTHIC study and will take over existing and future development activities related to lunresertib.
•
Out-licensing of our discovery platforms to DCx
o
In May 2025, we announced that we out-licensed our early-stage discovery platforms, including certain platform and program intellectual property, to DCx. Under the terms of the out-licensing agreement, we received a $1 million upfront payment and are expecting to receive $3 million in near-term payments. In addition, we received a 9.99% equity position in DCx, including certain dilution protection rights, and are eligible to receive potential future out-licensing, clinical and commercial milestone payments, as well as low single-digit tiered sales royalties for the development of certain products by DCx. In connection with this transaction, we recognized a $5.7 million gain during the quarter.
•
Amendment to our collaboration and license agreement with Bristol-Myers Squibb Company to include additional druggable target in the collaboration
o
We recognized $0.3 million during the quarter as revenue related to druggable targets, reflecting the option fee payment.

Liquidity Overview

As of June 30, 2025, we had cash and cash equivalents and marketable securities on hand of $109.5 million. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements through 2027, after taking into account the re-alignment of resources, reduction in workforce and out-licensing transactions with Debiopharm and DCx. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Since inception, we have incurred significant operating losses. Our net losses were $84.7 million and $93.8 million for the years ended December 31, 2024 and 2023, respectively, and $46.8 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $464.6 million.

We expect to continue to incur significant expenses and operating losses for the foreseeable future, as we advance our product candidates through clinical development and seek regulatory approvals, manufacture drug product and drug supply, as well as maintain and expand our intellectual property portfolio. For additional information regarding our liquidity, see the section titled “Liquidity and Capital Resources.”

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

The following table presents revenue from our collaboration agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Bristol-Myers Squibb Collaboration and License Agreement	$250	$—	$250	$2,589
Roche Collaboration and License Agreement	—	1,073	—	50,888
Total revenue	$250	$1,073	$250	$53,477

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

In June 2025, the BMS Agreement was amended to enable Bristol-Myers Squibb to exercise an additional option for another druggable target. As a result, we recognized $0.3 million as revenue related to druggable targets in the second quarter of 2025, reflecting the option fee payment.

We recognized as revenue $0.3 million and nil for the three months ended June 30, 2025 and June 30, 2024, respectively, and $0.3 million and $2.6 million for the six months ended June 30, 2025 and 2024, respectively.

Collaboration and License Agreement with Hoffmann-La Roche Inc. and F. Hoffmann-La Roche Ltd

On June 1, 2022, we entered into a collaboration and license agreement, or the Roche Agreement, with Roche regarding the development and commercialization of our product candidate camonsertib (also known as RP-3500) and specified other ATR inhibitors, which we referred to as the Licensed Products.

We recognized $50.9 million for the six months ended June 30, 2024 as revenue associated with the Roche Agreement in relation to (i) the recognition of revenue upon a $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the full recognition of deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

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

Operating Expenses

Debiopharm Collaborative Arrangement

In January 2024, we entered into a clinical study and collaboration agreement, or the Debio Collaboration Agreement, with Debiopharm International S.A., or Debiopharm, a privately-owned, Swiss-based biopharmaceutical company, with the aim to explore the synergy between our compound, lunresertib, and Debiopharm’s compound, Debio 0123, a WEE1 inhibitor. We collaborated with Debiopharm on the development of a combination therapy, with us sponsoring the global study, and shared all collaboration costs equally. Both parties each supplied their respective drugs and retained all commercial rights to their respective compounds, including as monotherapy or as combination therapies. The activities associated with the Debio Collaboration Agreement were coordinated by a joint steering committee, which was comprised of an equal number of representatives from both parties. Based on the terms of the Debio Collaboration Agreement, we concluded that the Debio Collaboration Agreement met the requirements of a collaboration within the guidance of ASC 808, “Collaborative Arrangements”, as both parties were active participants in the combination trial and were exposed to significant risks and rewards depending on the success of the combination trial. Accordingly, the net costs associated with the collaboration have been expensed as incurred and recognized within research and development expenses in our consolidated statement of operations and comprehensive loss.

During the three and six months ended June 30, 2025, we recognized $1.4 million and $2.7 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement, and recorded a deferred collaboration cost recovery of $3.3 million as of June 30, 2025, reflecting the acceleration of payments under the Debio Collaboration Agreement in the second quarter of 2025.

During the three and six months ended June 30, 2024, we recognized $0.9 million and $1.4 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement.

As part of the worldwide licensing agreement with Debiopharm signed on July 15, 2025, the Debio Collaboration Agreement was terminated.

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

The following table summarizes our research and development costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Discovery costs
Direct external costs	$259	$1,398	$957	$3,124
Laboratory supplies and research materials	90	959	344	1,957
Personnel related costs	243	3,232	1,750	6,418
Facilities related costs	145	393	503	798
Other costs	65	842	643	1,754
	802	6,824	4,197	14,051
Development costs
Direct external costs
Camonsertib program*	1,848	3,961	4,114	7,941
Lunresertib program*	3,999	7,660	8,274	15,767
RP-1664 program	1,579	1,412	2,921	3,008
RP-3467 and Polθ program	1,541	773	2,638	2,328
Personnel related costs	5,070	9,186	13,233	18,845
Facilities related costs	233	213	480	421
Other costs*	695	1,186	1,584	2,618
Debiopharm development cost reimbursement	(1,413)	(880)	(2,682)	(1,380)
	13,552	23,511	30,562	49,548
R&D tax credits	(71)	(260)	(206)	(554)
Total research and development costs	$14,283	$30,075	$34,553	$63,045

*Certain amounts have been reclassified for presentation purposes.

The successful development of our product candidates is highly uncertain. As reflected in our financials for the quarter ended June 30, 2025, our research and development expenses have decreased as a result of the cost savings initiatives we implemented in connection with strategic re-prioritization activities implemented in August 2024 and in the first quarter of 2025 and the out-licensing of our early-stage discovery platforms to DCx in the second quarter of 2025. We expect our research and development expenses to continue to decrease going forward due to the out-licensing of our lunresertib program to Debiopharm in July 2025. We cannot determine with certainty the duration, or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to fluctuate significantly, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

General and Administrative Expenses

General and administrative expense consists primarily of employee related costs, including salaries, bonuses, benefits, share-based compensation and other related costs, as well as expenses for outside professional services, including legal, accounting and audit services and other consulting fees, rent expense, directors and officers insurance expenses, investor relations expenses and other general administrative expenses.

We anticipate that our general and administrative expenses may increase in the future as we explore partnering alternatives for our portfolio, including potential legal, accounting and advisory expenses and other related charges. Subject to our strategic review process, we also anticipate that we will continue to incur significant accounting, audit, legal, regulatory, compliance and directors’ and officers’ insurance costs, as well as investor relations expenses.

Restructuring Expenses

In August 2024, we announced a strategic re-prioritization of our research and development activities to focus our efforts on the advancement of our portfolio of clinical-stage oncology programs. As part of this strategic refocus, we reduced our overall workforce by approximately 25%, with a majority of the headcount reductions from our preclinical group.

In the first quarter of 2025, we announced a re-alignment of resources and a re-prioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664. We also approved a phased reorganization plan pursuant to which we expect to reduce our workforce by approximately 75% by the fourth quarter of 2025. As a result of this initiative, we accelerated the depreciation of our laboratory equipment by $1.0 million and $1.9 million for the three and six months ended June 30, 2025, respectively, reflecting a shorter estimated remaining useful life for the equipment.

For the three and six months ended June 30, 2025, we incurred approximately $3.4 million and $6.6 million, respectively, in costs as part of its restructuring efforts (nil for the three and six months ended June 30, 2024), comprised of $2.1 million in severance and termination benefits and $1.0 million in accelerated depreciation expense, as well as $0.3 million in other restructuring charges for the three months ended June 30, 2025, and comprised of $4.4 million in severance and termination benefits and $1.9 million in accelerated depreciation expense, as well as $0.3 million in other restructuring charges for the six months ended June 30, 2025.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Revenue:
Collaboration agreements	$250	$1,073	$(823)
Operating expenses:
Research and development, net of tax credits	14,283	30,075	(15,792)
General and administrative	6,029	8,317	(2,288)
Restructuring	3,384	—	3,384
Total operating expenses	23,696	38,392	(14,696)
Gain on sale of technology and other assets	5,666	—	5,666
Loss from operations	(17,780)	(37,319)	19,539
Other income (expense), net
Realized and unrealized gain on foreign exchange	66	6	60
Interest income	1,236	2,894	(1,658)
Other expense, net	(18)	(29)	11
Total other income, net	1,284	2,871	(1,587)
Loss before income taxes	(16,496)	(34,448)	17,952
Income tax expense	(248)	(326)	78
Net loss	$(16,744)	$(34,774)	$18,030

Revenue

Revenue was $0.3 million for the three months ended June 30, 2025, compared to $1.1 million for the three months ended June 30, 2024. The decrease of $0.8 million was due to:

•
a $1.1 million decrease in revenue recognized under our collaboration and license agreement with Roche, which was terminated in May 2024; and
•
a $0.3 million increase in revenue recognized under our collaboration and license agreement with Bristol-Myers Squibb as a result of the exercise of an additional option for a druggable target.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $14.3 million for the three months ended June 30, 2025, compared to $30.1 million for the three months ended June 30, 2024. The decrease of $15.8 million was due to:

•
a $7.1 million decrease in personnel-related costs;
•
a $3.7 million decrease in direct external costs of the lunresertib program as a result of the termination of the Phase 1 Magnetic and Minotaur clinical trials;
•
a $2.1 million decrease in direct external costs of the camonsertib program as a result of the ongoing termination activities of the Phase 1/2 TRESR and ATTACC clinical trials;
•
a $2.0 million decrease in other direct external costs related to discovery programs and other research and material expenses;
•
a $1.2 million decrease in other R&D expenses, net of R&D tax credits;
•
a $0.8 million increase in direct external costs for the RP-3467 program; and
•
a $0.5 million increase in the Debiopharm development cost reimbursement.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended June 30, 2025, compared to $8.3 million for the three months ended June 30, 2024. The decrease of $2.3 million in general and administrative expenses consisted of:

•
a $2.3 million decrease in personnel-related costs;
•
a $0.4 million decrease in other general and administrative expenses mainly due to lower IT related costs; and
•
a $0.4 million increase in professional costs associated with higher legal fees in relation to out-licensing agreements and restructuring initiatives.

Restructuring Expenses

Restructuring expenses were $3.4 million and nil for the three months ended June 30, 2025 and 2024, respectively, as a result of costs incurred as part of our restructuring efforts announced in the first quarter of 2025. Changes in the second quarter of 2025 were comprised of $2.1 million in severance and termination benefits, $1.0 million in accelerated depreciation expense and $0.3 million in other restructuring charges.

Gain on Sale of Technology and Other Assets

On May 1, 2025, we out-licensed our early-stage discovery platforms, including certain platform and program intellectual property, to DCx. Under the terms of the out-licensing agreement, we received a $1.0 million upfront payment and expect to receive near-term payments of $3.0 million. In addition, we received a 9.99% equity position in DCx, including certain dilution protection rights. We are eligible to receive potential future out-licensing, clinical and commercial milestone payments, as well as low-single digit tiered sales royalties for the development of certain products by DCx. Additionally, DCx retained some of our preclinical research employees.

We determined that the assets, rights and employees transferred to DCx constitute a business as defined in ASC 805, Business Combinations and as such, we accounted for the disposal by applying the derecognition guidance in ASC 810, Consolidation, which requires that a gain or loss be recognized for the difference between the carrying value of the assets sold and the fair value of the consideration received or receivable. The total fair value of the consideration received or receivable was determined to be $6.2 million, reflecting the $1.0 million upfront payment received, the $3.0 million cash consideration receivable in the near-term, the $1.6 million equity position in DCx, and the $0.6 million dilution protection rights. The carrying value of assets disposed of as of May 1, 2025 was $0.5 million, reflecting prepaid expenses for R&D services transferred to DCx. All equipment sold and intellectual property out-licensed to DCx had no carrying value as of May 1, 2025. In connection with the disposal, we recognized a gain on sale of technology and other assets in the amount of $5.7 million in the second quarter of 2025.

Milestones and sales royalties were determined to be contingent consideration which is expected to be recognized when amounts are probable and estimable in accordance with ASC 450, Contingencies. No amounts were recognized as of June 30, 2025.

Other Income (Expense), Net

Other income, net was $1.3 million and $2.9 million for the three months ended June 30, 2025 and 2024, respectively. The decrease of $1.6 million was primarily attributable to lower sums in cash and cash equivalents and marketable securities.

Income Tax

Income tax expense was $0.2 million for the three months ended June 30, 2025, compared to $0.3 million for the three months ended June 30, 2024. The decrease of $0.1 million in income tax expense was primarily due to lower taxable income resulting from the re-alignment of resources and reductions in workforce implemented.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Revenue:
Collaboration agreements	$250	$53,477	$(53,227)
Operating expenses:
Research and development, net of tax credits	34,553	63,045	(28,492)
General and administrative	13,681	16,935	(3,254)
Restructuring	6,649	—	6,649
Total operating expenses	54,883	79,980	(25,097)
Gain on sale of technology and other assets	5,666	—	5,666
Loss from operations	(48,967)	(26,503)	(22,464)
Other income (expense), net
Realized and unrealized gain on foreign exchange	64	37	27
Interest income	2,774	5,862	(3,088)
Other expense, net	(40)	(53)	13
Total other income, net	2,798	5,846	(3,048)
Loss before income taxes	(46,169)	(20,657)	(25,512)
Income tax expense	(618)	(955)	337
Net loss	$(46,787)	$(21,612)	$(25,175)

Revenue

Revenue was $0.3 million for the six months ended June 30, 2025, compared to $53.5 million for the six months ended June 30, 2024. The decrease of $53.2 million was due to:

•
a $50.9 million decrease in revenue recognized under our collaboration and license agreement with Roche, which was terminated in May 2024; and
•
a $2.3 million decrease in revenue recognized under our collaboration and license agreement with Bristol-Myers Squibb, which collaboration term ended in November 2023.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $34.6 million for the six months ended June 30, 2025, compared to $63.1 million for the six months ended June 30, 2024. The decrease of $28.5 million was due to:

•
a $10.3 million decrease in personnel-related costs;
•
a $7.5 million decrease in direct external costs of the lunresertib program as a result of the termination of the Phase 1 Magnetic and Minotaur clinical trials;
•
a $3.8 million decrease in direct external costs of the camonsertib program as a result of the ongoing termination activities of the Phase 1/2 TRESR and ATTACC clinical trials;

•
a $3.8 million decrease in other direct external costs related to discovery programs and other research and material expenses;
•
a $1.8 million decrease in other R&D expenses, net of R&D tax; and
•
a $1.3 million increase in the Debiopharm development cost reimbursement.

General and Administrative Expenses

General and administrative expenses were $13.7 million for the six months ended June 30, 2025, compared to $16.9 million for the six months ended June 30, 2024. The decrease of $3.2 million in general and administrative expenses consisted of:

•
a $3.4 million decrease in personnel-related costs;
•
a $0.8 million decrease in other general and administrative expenses mainly due to lower IT related costs and lower D&O insurance premium; and
•
a $1.0 million increase in professional costs associated to higher legal fees in relation to out-licensing agreements and restructuring initiatives.

Restructuring Expenses

Restructuring expenses were $6.6 million and nil for the six months ended June 30, 2025 and 2024, respectively, as a result of costs incurred as part of our restructuring efforts announced in the first quarter of 2025, comprised of $4.4 million in severance and termination benefits, $1.9 million in accelerated depreciation expense and $0.3 million in other restructuring charges.

Gain on Sale of Technology and Other Assets

Pursuant to the out-licensing agreement entered into with DCx on May 1, 2025, we recognized a gain on sale of technology and other assets in the amount of $5.7 million in the first half of 2025.

Other Income (Expense), Net

Other income, net was $2.8 million and $5.8 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of $3.0 million was primarily attributable to lower sums in cash and cash equivalents and marketable securities.

Income Tax

Income tax expense was $0.6 million for the six months ended June 30, 2025, compared to $1.0 million for the six months ended June 30, 2024. The decrease of $0.4 million in income tax expense was primarily due to lower taxable income resulting from the re-alignment of resources and reductions in workforce implemented.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations to date with proceeds received from equity financings, including net proceeds of $232.0 million from our IPO in June 2020 and net proceeds of $94.3 million from a follow-on offering in November 2021. We have also received initial upfront and additional payments of approximately $244.1 million in the aggregate from collaboration and license agreements and the proceeds from the sale of technology and other assets.

In November 2024, we entered into a Common Shares Sale Agreement, or the 2024 Sales Agreement, with TD Securities (USA) LLC, pursuant to which we may sell up to $100.0 million in common shares. We have not issued or sold shares under the 2024 Sales Agreement.

In August 2024, we announced a strategic re-prioritization of our research and development activities to focus our efforts on the advancement of our portfolio of clinical-stage oncology programs. As part of this strategic refocus, we reduced our overall workforce by approximately 25%, with a majority of the headcount reductions from our preclinical group. Furthermore, in January 2025, we announced a re-alignment of resources and a re-prioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664, and in February 2025 we approved a phased reduction of our workforce by 75% by the fourth quarter of 2025. We also announced our intention to seek partnering opportunities across our portfolio.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct certain U.S.-based research and development expenditures in the current fiscal year and required taxpayers to amortize them over five years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or IRC. This provision increased our 2023 and 2022 cash payments of income taxes significantly as compared to 2021 in compliance with IRC Section 174. In September 2023, new interim guidance was issued by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of such expenses. An income tax receivable in the amount of $11.0 million as of June 30, 2025, reflects the overpayment of tax installments by our U.S. subsidiary. Any changes to tax legislation may materially affect our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

We expect to incur significant expenses and operating losses for the foreseeable future. As of June 30, 2025, our cash and cash equivalents and marketable securities on hand was $109.5 million. Taking into account the anticipated cost savings associated with the announced re-alignment of resources, reduction in workforce and out-licensing transactions with Debiopharm and DCx, and subject to our strategic review process, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of our product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future capital requirements will depend on many factors, including:

•
the outcome of our ongoing exploration and review of strategic alternatives, including to the extent we identify and enter into any potential strategic transactions;
•
the initiation, timing, costs, progress and results of our product candidates, including our ongoing clinical trials of RP-3467 and RP-1664;
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

Cash Flows

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our cash flows for each of the periods presented:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Net cash used in by operating activities	$(45,475)	$(18,582)	$(26,893)
Net cash provided by (used in) investing activities	28,206	(13,198)	41,404
Net cash provided by financing activities	79	375	(296)
Effect of exchange rate fluctuations on cash held	129	(43)	172
Net Decrease In Cash And Cash Equivalents	$(17,061)	$(31,448)	$14,387

Operating Activities

Net cash used in operating activities was $45.5 million for the six months ended June 30, 2025, reflecting a net loss of $46.8 million, a net change of $1.5 million in our net operating assets, offset by a net change in non-cash charges of $2.8 million. The net change in our net operating assets was mainly due to a decrease of $8.6 million in accounts payable and accrued expenses and operating lease liability offset by an increase of $7.1 million in deferred collaboration cost recovery, prepaid expenses and other current and non current assets. The change in non-cash charges primarily consist of an increase of $9.5 million in share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense, including accelerated depreciation of our laboratory equipment, and non-cash lease expense offset by $6.7 million in gain on sale of technology and other assets and net accretion of marketable securities.

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

The $26.9 million decrease in cash used in operating activities for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 is primarily due to the non-recurrence of the $40.0 million milestone payment from Roche in the first quarter of 2024 offset by the decrease in our research and development expenses due to the re-alignment of resources and re-prioritization of our clinical portfolio announced in the first quarter of 2025.

Investing Activities

Net cash provided by investing activities was $28.2 million for the six months ended June 30, 2025 and resulted primarily from proceeds on maturities of marketable securities of $73.7 million and proceeds on the disposal of assets of $1.0 million offset by the purchases of marketable securities of $46.5 million.

Net cash used in investing activities was $13.2 million for the six months ended June 30, 2024 and resulted primarily from purchases of marketable securities of $102.2 million offset by the proceeds on maturities of marketable securities of $89.0 million.

Financing Activities

Net cash provided by financing activities was $0.1 million and $0.4 million for the six months ended June 30, 2025 and 2024, respectively, consisting primarily of net proceeds from the issuance of common shares under the ESPP.

Material Cash Requirements

There were no material changes to our material cash requirements during the six months ended June 30, 2025, from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this Quarterly Report.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire in 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, in August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect until 2032 unless additional action is taken by Congress. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 11 years covered under Medicare (the "Medicare Drug Price Negotiation Program") and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price for the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HSS selected fifteen additional products covered under Part D for price negotiations in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether the models will be utilized in any health reform measures in the future.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; and (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans.. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

We expect additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Changes to tax laws could have a material adverse effect on us and reduce net returns to our shareholders.

Our tax treatment is subject to changes in tax laws, regulations and treaties, or the interpretation thereof, as well as tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or, in the specific context of withholding tax, dividends paid.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant changes to U.S. federal tax law. The OBBBA includes a broad range of changes to existing U.S. tax law, including but not limited to the reinstatement of current expensing of domestic research and development costs and one hundred percent bonus depreciation for certain qualified business property. We are evaluating the impact of the OBBBA for both 2025 and future tax years.

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

New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could affect the tax treatment of our domestic and foreign earnings. Any new taxes could adversely affect our domestic and international business operations, and our business and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Recent Sales of Unregistered Securities

None.

(b) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

10.1*+	Employment Agreement between the registrant and Sandra Alves, dated May 28, 2025.

10.2*†	Sixth Amendment to Collaboration and License Agreement by and between the registrant, Repare Therapeutics USA Inc. and Bristol-Myers Squibb Company, dated June 13, 2025.

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

REPARE THERAPEUTICS INC.

Date: August 8, 2025	By:	/s/ Steve Forte
Steve Forte
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)