Form 10-Q
period 2025-09-30
Repare Therapeutics Inc.
filed 2025-11-14
CIK 1808158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, there were 42,985,755 of the registrant’s common shares, no par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things, statements about:

•
the proposed transaction with XenoTherapeutics Inc. and Xeno Acquisition Corp. (jointly, “Xeno”), including financial estimates and statements as to the expected timing, consideration, completion and effects of the transaction and potential payouts pursuant to the CVR Agreement (as defined below), as well as customary required approvals of the transaction;
•
the outcome of our strategic review process to identify strategic alternatives and partnering opportunities across our portfolio;
•
the impact of our corporate restructuring activities, including with respect to actual and anticipated cost savings and the associated headcount reduction, as well as the potential impacts on employee morale and productivity;
•
the initiation, timing, progress and results of our clinical trials and related preparatory work and the period during which the results of the trials will become available;
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•
our ability to obtain regulatory approval of any of our product candidates;
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
•
the timing of completion of enrollment and availability of data from our clinical trials, including ongoing clinical trials of RP-3467 and RP-1664;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Repare Therapeutics Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	As of September 30,	As of December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$72,825	$84,717
Marketable securities	39,779	68,074
Income tax receivable	1,802	10,600
Other current receivables	6,487	1,746
Prepaid expenses	3,533	6,012
Total current assets	124,426	171,149
Property and equipment, net	—	2,294
Operating lease right-of-use assets	—	1,924
Income tax receivable	—	960
Investment in equity securities	1,721	—
Other assets	600	179
TOTAL ASSETS	$126,747	$176,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,334	$3,623
Accrued expenses and other current liabilities	9,944	19,819
Operating lease liability, current portion	342	1,845
Total current liabilities	11,620	25,287
Operating lease liability, net of current portion	—	88
TOTAL LIABILITIES	11,620	25,375
SHAREHOLDERS’ EQUITY
Preferred shares, no par value per share; unlimited shares authorized as of September 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of September 30, 2025, and December 31, 2024	—	—
Common shares, no par value per share; unlimited shares authorized as of September 30, 2025 and December 31, 2024; 42,985,755 and 42,510,708 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	490,487	486,674
Warrants	60	10
Additional paid-in capital	85,893	82,191
Accumulated other comprehensive income	14	54
Accumulated deficit	(461,327)	(417,798)
Total shareholders’ equity	115,127	151,131
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$126,747	$176,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(Amounts in thousands of U.S. dollars, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Collaboration agreements	$11,620	$—	$11,870	$53,477
Operating expenses:
Research and development, net of tax credits	7,502	28,401	42,055	91,446
General and administrative	4,548	6,444	18,229	23,379
Restructuring	1,826	1,527	8,475	1,527
Total operating expenses	13,876	36,372	68,759	116,352
Gain on sale of technology and other assets	130	—	5,796	—
Gain on termination of collaboration agreement	3,257	—	3,257	—
Income (loss) from operations	1,131	(36,372)	(47,836)	(62,875)
Other income, net
Realized and unrealized (loss) gain on foreign exchange	(41)	(19)	23	18
Interest income	2,224	2,512	4,998	8,374
Other income (expense), net	89	(42)	49	(95)
Total other income, net	2,272	2,451	5,070	8,297
Income (loss) before income taxes	3,403	(33,921)	(42,766)	(54,578)
Income tax expense	(145)	(485)	(763)	(1,440)
Net income (loss)	$3,258	$(34,406)	$(43,529)	$(56,018)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale marketable securities	$22	$274	$(40)	$112
Total other comprehensive income (loss)	22	274	(40)	112
Comprehensive income (loss)	$3,280	$(34,132)	$(43,569)	$(55,906)
Net income (loss) per share attributable to common shareholders:
Basic	$0.08	$(0.81)	$(1.02)	$(1.32)
Diluted	$0.08	$(0.81)	$(1.02)	$(1.32)
Weighted-average common shares outstanding:
Basic	42,965,529	42,452,617	42,827,767	42,377,635
Diluted	43,051,934	42,452,617	42,827,767	42,377,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Shareholders’ Equity

(Unaudited)

(Amounts in thousands of U.S. dollars, except share data)

	Common Shares			Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’
	Shares	Amount	Warrants	Capital	Income (Loss)	Deficit	Equity
Balance, December 31, 2023	42,176,041	$483,350	$—	$61,813	$28	$(333,109)	$212,082
Share-based compensation expense	—	—	—	6,475	—	—	6,475
Exercise of stock options	8,485	27	—	(10)	—	—	17
Issuance of common shares on vesting of restricted share units	200,262	2,488	—	(2,488)	—	—	—
Issuance of common shares under the 2020 Employee Share Purchase Plan	60,618	510	—	(152)	—	—	358
Other comprehensive loss	—	—	—	—	(141)	—	(141)
Net income	—	—	—	—	—	13,162	13,162
Balance, March 31, 2024	42,445,406	$486,375	$—	$65,638	$(113)	$(319,947)	$231,953
Share-based compensation expense	—	—	—	6,519	—	—	6,519
Exercise of stock options	127	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(34,774)	(34,774)
Balance, June 30, 2024	42,445,533	$486,375	$—	$72,157	$(134)	$(354,721)	$203,677
Share-based compensation expense	—	—	—	5,248	—	—	5,248
Issuance of common shares under the 2020 Employee Share Purchase Plan	65,175	299	—	(133)	—	—	166
Other comprehensive income	—	—	—	—	274	—	274
Net loss	—	—	—	—	—	(34,406)	(34,406)
Balance, September 30, 2024	42,510,708	$486,674	$—	$77,272	$140	$(389,127)	$174,959

Balance, December 31, 2024	42,510,708	$486,674	$10	$82,191	$54	$(417,798)	$151,131
Share-based compensation expense	—	—	—	3,958	—	—	3,958
Issuance of common shares on vesting of restricted share units	307,456	3,002	—	(3,002)	—	—	—
Issuance of common shares under the 2020 Employee Share Purchase Plan	73,239	160	—	(81)	—	—	79
Non-employee warrant expense	—	—	17	—	—	—	17
Other comprehensive loss	—	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	—	(30,043)	(30,043)
Balance, March 31, 2025	42,891,403	$489,836	$27	$83,066	$9	$(447,841)	$125,097
Share-based compensation expense	—	—	—	2,056	—	—	2,056
Issuance of common shares on vesting of restricted share units	67,769	589	—	(589)	—	—	—
Non-employee warrant expense	—	—	16	—	—	—	16
Other comprehensive loss	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	(16,744)	(16,744)
Balance, June 30, 2025	42,959,172	$490,425	$43	$84,533	$(8)	$(464,585)	$110,408
Share-based compensation expense	—		—	1,392	—	—	1,392
Issuance of common shares under the 2020 Employee Share Purchase Plan	26,583	62	—	(32)	—	—	30
Non-employee warrant expense	—	—	17	—	—	—	17
Other comprehensive income	—	—	—	—	22	—	22
Net income	—	—	—	—	—	3,258	3,258
Balance, September 30, 2025	42,985,755	$490,487	$60	$85,893	$14	$(461,327)	$115,127

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Repare Therapeutics Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Amounts in thousands of U.S. dollars)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net loss for the period	$(43,529)	$(56,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	7,456	18,242
Depreciation expense	2,294	1,467
Non-cash lease expense	1,594	1,810
Foreign exchange gain	(78)	(35)
Net accretion of marketable securities	(1,486)	(4,298)
Gain on sale of technology and other assets	(5,796)	—
Gain on termination of collaboration agreement	(3,257)	—
Impairment loss on ROU asset	330	—
Changes in operating assets and liabilities:
Prepaid expenses	1,954	(1,995)
Other current receivables	1,530	1,246
Other non-current assets	179	204
Accounts payable	(2,285)	8,256
Accrued expenses and other current liabilities	(9,875)	(5,829)
Operating lease liability, current portion	(1,525)	(682)
Income taxes	9,758	1,529
Operating lease liability, net of current portion	(88)	(1,066)
Deferred revenue	—	(11,952)
Net cash used in operating activities	(42,824)	(49,121)
Cash Flows From Investing Activities:
Proceeds from sale of technology and other assets	1,000	—
Proceeds from maturities of marketable securities	83,812	132,015
Purchase of marketable securities	(54,069)	(114,133)
Net cash provided by investing activities	30,743	17,882
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	17
Proceeds from issuance of common stock under the 2020 Employee Share Purchase Plan	109	524
Net cash provided by financing activities	109	541
Effect of exchange rate fluctuations on cash held	80	(29)
Net Decrease In Cash And Cash Equivalents	(11,892)	(30,727)
Cash and cash equivalents at beginning of period	84,717	111,268
Cash and cash equivalents at end of period	$72,825	$80,541

Supplemental Disclosure Of Cash Flow Information:
Non-cash consideration received from sale of technology and other assets - Investment in equity securities	$1,721	$—
Non-cash consideration received from sale of technology and other assets - Derivative financial asset	$600	$—
Consideration receivable from sale of technology and other assets - Other current receivables	$3,000	$—
Contracts transferred to acquirer as part of sale of technology and other assets - Prepaid expenses	$(525)	$—
Right-of-use asset obtained in exchange for new operating lease liability	$—	$957

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements as of and for the year ended December 31, 2024, and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for the fair presentation of the Company’s consolidated financial position as of September 30, 2025, the consolidated results of its operations for the three and nine months ended September 30, 2025 and 2024, its statements of shareholders’ equity for the three and nine months ended September 30, 2025 and 2024 and its consolidated cash flows for the nine months ended September 30, 2025 and 2024.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the accompanying notes for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Annual Report”). The condensed consolidated balance sheet data as of December 31, 2024 presented for comparative purposes was derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full year or for any other subsequent interim period.

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 included in the Annual Report. There have been no changes to the Company’s significant accounting policies since the date of the audited consolidated financial statements for the year ended December 31, 2024 included in the Annual Report.

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

Segment Information

Operating segments refer to components of a company that engage in activities for which separate financial information is available and reviewed regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assessing performance. The CODM is the Company’s Chief Executive Officer and Chief Financial Officer. The Company manages its operations as a single operating segment, which is the research, development and eventual commercialization of precision oncology drugs targeting specific vulnerabilities of tumors in genetically defined patient populations.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-4): Clarifying the Effective Date in January 2025. These ASUs require public business entities to provide additional disclosures on specific expense categories in the notes to financial statements for both interim and annual reporting periods. While the amendments do not change current disclosure requirements, the amendments change where this information must be presented, requiring certain disclosures to be in a tabular format alongside other disaggregation details. These ASUs are effective for annual periods starting after December 15, 2026, and interim periods after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.

3. Cash and Cash Equivalents and Marketable Securities

Cash and cash equivalents and marketable securities were comprised of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(in thousands)
As of September 30, 2025
Cash and cash equivalents:
Cash	$32,378	$—	$—	$32,378
Money market funds	35,226	—	—	35,226
Commercial paper	5,220	1	—	5,221
Total cash and cash equivalents:	$72,824	$1	$—	$72,825
Marketable securities:
Commercial paper	39,766	13	—	39,779
Total marketable securities	$39,766	$13	$—	$39,779

As of December 31, 2024
Cash and cash equivalents:
Cash	$43,762	$—	$—	$43,762
Money market funds	25,522	—	—	25,522
Commercial paper	15,430	3	—	15,433
Total cash and cash equivalents:	$84,714	$3	$—	$84,717
Marketable securities:
U.S. Treasury and government-sponsored enterprises	$3,013	$1	$—	$3,014
Commercial paper	40,688	39	(1)	40,726
Corporate debt securities	24,322	13	(1)	24,334
Total marketable securities	$68,023	$53	$(2)	$68,074

Interest receivable was $0.1 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively, and is included in other current receivables.

There were no available-for-sale marketable securities held in an unrealized loss position as of September 30, 2025. Available-for-sale marketable securities with an aggregate fair value of $7.8 million as of December 31, 2024 were held in an immaterial, unrealized loss position. These marketable securities were in an unrealized loss position for less than twelve months. The unrealized losses were not attributed to credit risk but were primarily associated with changes in interest rates and market liquidity. The Company did not intend to sell these securities and it was more likely than not that it would hold these investments for a period of time sufficient to recover the amortized cost. As a result, the Company did not record an allowance for credit losses or other impairment charges for its marketable securities for the nine months ended September 30, 2025 and 2024.

The Company recognized nil and $0.3 million of net unrealized gains in other comprehensive income in the three months ended September 30, 2025 and 2024, respectively, and a net unrealized loss of nil and a net unrealized gain of $0.1 million in the nine months ended September 30, 2025 and 2024, respectively, in relation to its cash and cash equivalents and marketable securities.

The maturities of the Company’s marketable securities as of September 30, 2025 and December 31, 2024 were less than one year.

4. Sale of Technology and Other Assets

On May 1, 2025, the Company out-licensed its early-stage discovery platforms, including certain platform and program intellectual property, to DCx Biotherapeutics Corporation (“DCx”). Under the terms of the out-licensing agreement, the Company received a $1.0 million upfront payment in the second quarter of 2025 and is expected to receive near-term payments of $3.0 million. In addition, the Company received a 9.99% equity position in DCx, including certain dilution protection rights. The Company is eligible to receive potential future out-licensing, clinical and commercial milestone payments, as well as low-single digit tiered sales royalties for the development of certain products by DCx. Additionally, DCx retained some of the Company’s preclinical research employees.

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

Milestones and sales royalties were determined to be contingent consideration by the Company, which will be recognized when amounts are probable and estimable in accordance with ASC 450, Contingencies. No amounts have been recognized as of September 30, 2025.

5. Investment in Equity Securities

Pursuant to the out-licensing agreement entered into with DCx on May 1, 2025 (Note 4), the Company received a $1.6 million 9.99% equity interest in DCx as partial consideration for the transaction. The Company has determined that its equity interest in DCx does not give the Company a controlling financial interest nor significant influence over DCx. Accordingly, the Company has accounted for its equity interest in DCx, a private company, as a financial instrument without a readily determinable fair value. Such interest is recorded at cost on the Company’s condensed consolidated balance sheet, reflecting fair value at closing of the transaction, less impairment, if any, adjusted for observable price changes, in accordance with ASC 321, Investments - Equity.

The initial $1.6 million fair value of the investment was determined using an option-pricing method back-solve approach to estimate DCx’s enterprise value and derive an implied equity value for the Company’s common share equity interest in DCx from the most recent round of financing completed by DCx, modeling the significant rights and preferences of DCx’s preferred and common shares, including, among others, liquidation preferences and conversion rights, and applying market based assumptions for expected term, expected volatility and risk-free rate, as well as affecting a discount for lack of marketability.

On August 14, 2025, DCx issued additional anti-dilution shares to the Company such that the Company maintains its 9.99% equity interest in DCx. Accordingly, the Company recorded an additional $0.1 million investment in equity securities in the third quarter of 2025.

The Company evaluates its investment in equity securities for impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may be impaired. If a decline in value of the investment is determined to be other than temporary, an impairment loss is recognized in other income (expense) in the consolidated statement of operations and comprehensive loss. As of September 30, 2025, there has been no change in the carrying amount of the investment.

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
	(in thousands)
As of September 30, 2025
Assets
Cash equivalents:
Money market funds	$35,226	$35,226	$—	$—
Commercial paper	5,221	—	5,221	—
Total cash equivalents	40,447	35,226	5,221	—
Marketable securities:
Commercial paper	39,779	—	39,779	—
Total marketable securities	39,779	—	39,779	—
Derivative financial asset	600	—	—	600
Total financial assets	$80,826	$35,226	$45,000	$600

As of December 31, 2024
Assets
Cash equivalents:
Money market funds	$25,522	$25,522	$—	$—
Commercial paper	15,433	—	15,433	—
Total cash equivalents	40,955	25,522	15,433	—
Marketable securities:
U.S. Treasury and government-sponsored enterprises	3,014	—	3,014	—
Commercial paper	40,726	—	40,726	—
Corporate debt securities	24,334	—	24,334	—
Total marketable securities	68,074	—	68,074	—
Total financial assets	$109,029	$25,522	$83,507	$—

During the nine months ended September 30, 2025, there were no transfers between fair value hierarchy levels.

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

Derivative Financial Asset

Pursuant to the out-licensing agreement entered into with DCx on May 1, 2025 (Note 4), anti-dilution protection rights were granted to the Company by DCx under which the Company is entitled to receive additional common shares in DCx, at no cost, guaranteeing the Company’s equity interest in DCx remains at 9.99% on a fully-diluted basis until such time as DCx achieves a specified funding threshold. In accordance with ASC 815, Derivatives and Hedging, the Company’s anti-dilution protection rights were determined to be freestanding financial instruments that meet the definition of a derivative and have been recorded at fair value within other assets on the Company's condensed consolidated balance sheet, determined according to Level 3 inputs in the fair value hierarchy.

The fair value of the anti-dilution protection rights was established at $0.6 million at inception and at September 30, 2025, using a Monte Carlo simulation methodology, which expresses potential future scenarios that when simulated thousands of times, can be viewed statistically to ascertain fair value, with the initial equity value determined based on DCx’s most recent round of private financing and probability estimates applied based on the assumed likelihood of future financing rounds.

The Company marks-to-market its anti-dilution protection rights at each reporting period, with changes in fair value recognized in other income (expense) in the consolidated statement of operations and comprehensive loss. As at September 30, 2025, there was no change in the fair value of the anti-dilution rights.

7. Other Current Receivables

Other current receivables consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)
Consideration receivable from sale of technology and other assets	$3,000	$—
Collaboration revenue receivable	1,620	—
Research and development tax credits receivable	1,057	820
Sales tax and other receivables	810	926
Total other current receivables	$6,487	$1,746

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	As of September 30, 2025	As of December 31, 2024
	(in thousands)

Accrued research and development expense	$5,045	$13,360
Accrued compensation and benefits	2,353	5,617
Accrued restructuring expenses	1,838	174
Accrued professional services	626	502
Other	82	166
Total accrued expenses and other current liabilities	$9,944	$19,819

9. Restructuring Expenses

In August 2024, the Company announced a strategic re-prioritization of the Company’s research and development activities to focus its efforts on the advancement of its portfolio of clinical-stage oncology programs. As part of this strategic refocus, the Company reduced its overall workforce by approximately 25%, with a majority of the headcount reductions from the Company’s preclinical group.

In the first quarter of 2025, the Company announced a further re-alignment of resources and a re-prioritization of its clinical portfolio and approved a phased reorganization plan pursuant to which it expects to reduce its workforce by approximately 75% by the fourth quarter of 2025. As a result of this initiative, the Company accelerated the depreciation of its laboratory equipment by nil and $1.9 million for the three and nine months ended September 30, 2025, respectively, reflecting a shorter estimated remaining useful life for the equipment.

For the three and nine months ended September 30, 2025, the Company incurred approximately $1.8 million and $8.5 million, respectively, in costs as part of its restructuring efforts ($1.5 million for the three and nine months ended September 30, 2024), comprised of $1.8 million in severance for the three months ended September 30, 2025, and comprised of $6.2 million in severance and termination benefits, $1.9 million in accelerated depreciation expense and $0.4 million in other restructuring charges for the nine months ended September 30, 2025.

10. Collaboration Arrangements and License Agreement

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

During the three and nine months ended September 30, 2025, the Company recognized nil and $2.7 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms under the Debio Collaboration Agreement. During the three and nine months ended September 30, 2024 the Company recognized $0.8 million and $2.1 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms under the Debio Collaboration Agreement.

As part of the worldwide license agreement with Debiopharm signed on July 15, 2025 (Note 11), the Debio Collaboration Agreement was terminated effective July 1, 2025. The Company recorded a gain of $3.3 million on the termination of the Debio Collaboration Agreement in the third quarter of 2025, reflecting the recognition of its deferred collaboration cost recovery position as of the termination of the Debio Collaboration Agreement in its condensed consolidated statement of operations.

11. Revenue Recognition from Collaboration and License Agreements

The following table presents revenue from collaboration and license agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Debiopharm License Agreement	$11,620	$—	$11,620	$—
Bristol-Myers Squibb Collaboration and License Agreement	—	—	250	2,589
Roche Collaboration and License Agreement	—	—	—	50,888
Total revenue	$11,620	$—	$11,870	$53,477

The Company’s revenue recognition accounting policy, as well as additional information on the Company’s collaboration and license agreements are disclosed in the audited consolidated financial statements for the year ended December 31, 2024 included in the Annual Report.

Debiopharm License Agreement

On July 15, 2025, the Company entered into an exclusive worldwide license agreement with Debiopharm (the “Debiopharm Agreement”) regarding its product candidate, lunresertib (also known as RP-6306). Under the terms of the Debiopharm Agreement, the Company received a $10 million upfront payment and a $1.6 million payment upon the transfer of clinical trial materials, and is eligible to receive up to $257 million in potential clinical, regulatory, commercial and sales milestones, as well as single-digit royalties on global net sales. Debiopharm assumed sponsorship of the Company’s MYTHIC study and has taken over existing and future development activities related to lunresertib. The Debiopharm Agreement builds upon the pre-existing collaboration between the parties (Note 10), which was terminated as part of the Company's entry into the Debiopharm Agreement.

The Company assessed the Debiopharm Agreement in accordance with ASC 606, Revenue from Contracts with Customers, and concluded that Debiopharm is a customer within the context of the agreement. At inception, the Company identified several performance obligations under the agreement, being (i) the exclusive license in and to lunresertib and (ii) the transfer of clinical trial materials on hand. The Company determined that the exclusive license and the transfer of clinical trial materials on hand were capable of being distinct and were distinct within the context of the Debiopharm Agreement given such activities are independent of each other and Debiopharm could benefit from either separately.

The Company established the transaction price at the onset of the agreement at $11.6 million, being the non-refundable upfront payment of $10 million and the $1.6 million receivable for the transfer of the clinical trial materials on hand. Additional consideration is to be paid to the Company upon achievement of multiple clinical, regulatory, commercial and sales milestones. The Company utilized the most likely method approach and concluded that these amounts were constrained based on the probability of achievement. As such, the Company excluded such additional consideration from the transaction price.

Revenue associated with the license was recognized at a point in time upon the transfer of the license to Debiopharm on the effective date of the Debiopharm Agreement, as the Company concluded that the license was a functional intellectual property license that Debiopharm could benefit from as of the time of grant. Revenue associated with the transfer of the clinical trial materials was recognized at a point in time upon delivery of the clinical trial materials to Debiopharm in the third quarter of 2025. No allocation of the transaction price to the separate performance obligations was performed as both performance obligations were completed in the third quarter of 2025. As such, the Company recognized the full revenue of $11.6 million in the three and nine months ended September 30, 2025.

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

In June 2025, the BMS Agreement was amended to enable Bristol-Myers Squibb to exercise an additional option for another druggable target. As a result, the Company recognized $0.3 million as revenue related to druggable targets, reflecting the option fee payment.

The Company recognized nil for the three months ended September 30, 2025 and 2024, and $0.3 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively, as revenue in relation to the BMS Agreement.

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

The Company recognized nil as revenue for the three months ended September 30, 2025 and 2024, and nil and $50.9 million for the nine months ended September 30, 2025 and 2024, respectively, as revenue associated with the Roche Agreement in relation to (i) the $40.0 million milestone achievement in the first quarter of 2024, as well as (ii) the recognition of all remaining deferred revenue for research and development services performed towards the completion of the Continuing Trials during the period.

12. Leases

The Company has historically entered into lease arrangements for its facilities. As of September 30, 2025, the Company had one operating lease with required future minimum payments. The Company’s lease generally does not include termination or purchase options.

In the second quarter of 2025, the Company executed a lease amendment agreement whereby it surrendered its laboratory space under its Montréal, Québec headquarters lease agreement that expired in August 2025. Pursuant to this amendment, the Company vacated the surrendered premises on May 1, 2025 and had no further lease obligations with regards to the surrendered premises. The surrendered premises had been accounted for as a separate contract for lease accounting purposes. In connection with the lease termination, the Company de-recognized its right-of-use asset and lease liability related to the surrendered premises, with a de minimis loss recognized in the three-months ended June 30, 2025.

In September 2025, as part of its strategic reprioritization, the Company vacated and ceased-use of its leased office space in Cambridge, Massachusetts. Although the Company’s lease obligations remain in effect through the end of its lease term in January 2026, the Company de-recognized the right-of-use asset related to this space and recorded an impairment loss of $0.3 million for the three months ended in September 30, 2025.

In Operating Leases

The following tables contain a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating Leases - Lease Costs
Operating lease costs	$636	$708	$1,648	$1,895
Short-term lease costs	67	26	123	60
Variable lease costs	31	77	130	245
Total lease costs	$734	$811	$1,901	$2,200

	Nine Months Ended September 30,
	2025	2024
	(in thousands, except as specified otherwise)
Other Operating Lease Information
Operating cash flows used for operating leases	$1,335	$1,837
Right-of-use assets obtained in exchange for new operating lease liability	$—	$957
Weighted-average remaining lease term (in years)	0.34	1.13
Weighted-average discount rate	10.3%	7.7%

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

The Company issued 99,822 common shares under the ESPP for the nine months ended September 30, 2025, at a weighted-average price per share of $1.09, for aggregate proceeds of $0.1 million.

As of September 30, 2025, the number of common shares that may be issued under the ESPP is 1,991,492.

2020 Equity Incentive Plan

In June 2020, the Company’s board of directors adopted, and the Company’s shareholders approved the 2020 Equity Incentive Plan (the “2020 Plan”). The 2020 Plan became effective on the effective date of the Company’s initial public offering (the “IPO”), at which time the Company ceased making awards under the Option Plan. The 2020 Plan allows the Company’s compensation committee to make equity-based and cash-based incentive awards to the Company’s officers, employees, directors and consultants including but not limited to stock options and restricted share units. The aggregate number of common shares reserved and available for issuance under the 2020 Plan has automatically increased on January 1 of each year beginning on January 1, 2021 and will continue to increase on January 1 of each year through and including January 1, 2030, by 5% of the outstanding number of common shares on the immediately preceding December 31, or such lesser number of shares as determined by the Company’s board of directors.

As of September 30, 2025, the number of common shares reserved for issuance under the 2020 Plan is 14,561,898.

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

As of September 30, 2025, the number of common shares that may be issued under the Inducement Plan is 327,800.

Warrants

In November 2024, the Company issued a warrant, as compensation for services to a consultant, to purchase up to 35,000 common shares of the Company at an exercise price of $3.61 per share, vesting in equal quarterly installments over a two-year period. The warrant expires 5 years after the grant date.

During the three and nine months ended September 30, 2025, the Company recognized $0.02 million and $0.05 million, respectively, of share-based compensation expense under general and administrative expenses.

Stock Options

The following table summarizes the Company’s stock option activity:

	Number of shares	Weighted average exercise price
Outstanding, January 1, 2025	10,883,904	$12.79
Granted	1,950,500	$1.14
Cancelled or forfeited	(2,904,685)	$12.56
Outstanding, September 30, 2025	9,929,719	$10.57

The fair value of stock options, and the assumptions used in the Black Scholes option-pricing model to determine the grant date fair value of stock options granted to employees and non-employees were as follows, presented on a weighted average basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Fair value of stock options	n/a	n/a	$0.88	$4.72
Risk-free interest rate	n/a	n/a	4.07%	4.21%
Expected terms (in years)	n/a	n/a	6.28	5.97
Expected volatility	n/a	n/a	90.95%	83.08%
Expected dividend yield	n/a	n/a	0.00%	0.00%

Restricted Share Units

The following table summarizes the Company’s restricted share unit activity:

	Number of shares	Weighted average grant date fair value
Outstanding, January 1, 2025	764,159	$9.22
Awarded	182,000	$1.17
Vested and released	(375,225)	$9.57
Forfeited	(302,671)	$7.00
Outstanding, September 30, 2025	268,263	$5.78

The fair value of each restricted share unit is estimated on the date of grant based on the fair value of the Company’s common shares on that same date.

Share-Based Compensation

Share-based compensation expense for all awards was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Research and development	$530	$3,231	$3,855	$10,344
General and administrative	862	2,017	3,551	7,898
Total share-based compensation expense	$1,392	$5,248	$7,406	$18,242

Share-based compensation expense by type of award was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Stock options	$1,259	$4,573	$5,714	$15,863
Restricted share units	127	689	1,638	2,201
ESPP	6	(14)	54	178
Total share-based compensation expense	$1,392	$5,248	$7,406	$18,242

The three and nine months ended September 30, 2025 include a cumulative-effect adjustment, which reduced overall share-based compensation expense by nil and $3.6 million, respectively, as a result of the resignation of certain executives and the termination of certain employees during the period. As part of their severance arrangements, the Company approved an acceleration in vesting of their stock option and restricted share unit awards. The Company accounted for the award modifications under ASC 718, Compensation - Stock Compensation, and reflected the decrease in fair value of such modified awards as a cumulative-effect adjustment in the three and nine months ended September 30, 2025.

As of September 30, 2025, there was $4.5 million and $0.8 million of unrecognized share-based compensation expense to be recognized over a weighted average period of 0.9 years and 1.0 years related to unvested stock options and unvested restricted share units, respectively.

14. Net Income (Loss) per Share

The following table summarizes the computation of basic and diluted net loss per share attributable to common shareholders of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except share and per share amounts)
Numerator:
Net income (loss)	$3,258	$(34,406)	$(43,529)	$(56,018)
Denominator:
Weighted-average common shares outstanding — basic	42,965,529	42,452,617	42,827,767	42,377,635
Dilutive impact of outstanding stock options, restricted share units and shares issuable under the ESPP	86,405	—	—	—
Weighted-average common shares outstanding — diluted	43,051,934	42,452,617	42,827,767	42,377,635
Net income (loss) per share
Basic	$0.08	$(0.81)	$(1.02)	$(1.32)
Diluted	$0.08	$(0.81)	$(1.02)	$(1.32)

The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net income (loss) per share attributable to common shareholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common shares	9,405,219	11,007,275	9,405,219	11,007,275
Restricted share units	162,538	804,681	162,538	804,681
Estimated shares issuable under the ESPP	—	82,118	—	82,118

15. Segment information

The Company operates and manages its business as a single reporting and operating segment, which is the research and development of precision oncology drugs targeting specific vulnerabilities of tumors in genetically defined patient populations. The Company’s CODM is the Chief Executive Officer and Chief Financial Officer. The CODM assesses performance for the segment and decides how to allocate resources based on consolidated net loss that is reported on the consolidated statement of operations and comprehensive loss. Managing and allocating resources on a consolidated basis enables the CODM to assess the overall level of resources available and how to deploy these resources across functions and programs that are in line with the Company’s long-term company-wide strategic goals.

The following table presents reportable segment net loss, including significant expense categories, attributable to the Company’s reportable segment for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue:
Collaboration agreements	$11,620	$—	$11,870	$53,477
Operating expenses:
Discovery costs
Direct external costs	54	1,327	1,011	4,451
Laboratory supplies and research materials	1	905	345	2,862
Personnel related costs	92	2,412	1,842	8,830
Facilities related costs	45	492	548	1,290
Other costs	49	875	692	2,629
Development costs
Direct external costs
Camonsertib program	43	2,711	4,157	10,652
Lunresertib program	157	6,740	8,431	22,507
RP-1664 program	1,545	2,603	4,466	5,611
RP-3467 and Polθ program	1,933	1,554	4,571	3,882
Personnel related costs	2,388	8,153	15,621	26,998
Facilities related costs	542	225	1,022	646
Other costs	684	1,395	2,268	4,013
Debiopharm development cost reimbursement	—	(753)	(2,682)	(2,133)
R&D tax credits	(31)	(238)	(237)	(792)
Total research and development costs	$7,502	$28,401	$42,055	$91,446
Personnel related costs	2,512	3,989	10,034	14,927
Other general administrative costs (1)	2,036	2,455	8,195	8,452
Total general and administrative costs	$4,548	$6,444	$18,229	$23,379
Restructuring costs	1,826	1,527	8,475	1,527
Total operating expenses	$13,876	$36,372	$68,759	$116,352
Gain on sale of technology and other assets	130	—	5,796	—
Gain on termination of collaboration agreement	3,257	—	3,257	—
Income (loss) from operations	$1,131	$(36,372)	$(47,836)	$(62,875)
Other income, net (2)	2,272	2,451	5,070	8,297
Income tax expense	(145)	(485)	(763)	(1,440)
Net income (loss)	$3,258	$(34,406)	$(43,529)	$(56,018)

(1) Includes professional fees, directors and officers insurance costs, public company operating costs, information technology related costs, and other administrative costs.

(2) Includes interest income and other expenses.

The following presents segment revenue and long lived assets by geographic location, along with major collaborator information.

Revenue by location is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Switzerland	$11,620	$—	$11,620	$50,888
United States	—	—	250	2,589
Total revenue	$11,620	$—	$11,870	$53,477

The Company’s property and equipment, net by country of domicile (Canada) and its subsidiary in the United States are as follows:

	As of September 30,	As of December 31,
	2025	2024
	(in thousands)
Canada	$—	$2,143
United States	—	151
Total property and equipment, net	$—	$2,294

The Company’s right-of-use assets by country of domicile (Canada) and its subsidiary in the United States are as follows:

	As of September 30,	As of December 31,
	2025	2024
	(in thousands)
Canada	$—	$891
United States	—	1,033
Total right-of-use assets, net	$—	$1,924

Major Customers

The Company had one customer that represents more than 10% of total revenue in each of the three and nine months ended September 30, 2025. The amount of revenue derived from this customer for the three and nine months ended September 30, 2025 was $11.6 million.

16. Subsequent Event

On November 14, 2025, the Company announced that it has entered into a definitive arrangement agreement (the “Arrangement Agreement”) with XenoTherapeutics, Inc., a Massachusetts non-profit corporation (“Parent”) and Xeno Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Parent (together with Parent, “Xeno”), pursuant to which Xeno will acquire all of the issued and outstanding common shares of the Company (the “Transaction”). Under the terms of the Arrangement Agreement, shareholders of the Company will receive a cash payment per common share that will be determined based upon the Company’s cash balance at closing of the Transaction, after deducting certain transaction costs and the aggregate amount of outstanding liabilities. In addition, each Repare shareholder will also receive one non-transferable contingent value right (each, a “CVR”) for each common share, entitling them to receive certain contingent cash payments. In addition to shareholder approval, the Transaction is subject to the approval of the Superior Court of Quebec and other customary closing conditions. The Transaction is expected to close in the first quarter of 2026. The Arrangement Agreement includes a termination fee of US$2.0 million, payable by the Company under certain circumstances, including in connection with the Company’s entry into an agreement with respect to a Superior Proposal (as defined in the Arrangement Agreement).

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

Arrangement Agreement

On November 14, 2025, we entered into an Arrangement Agreement with XenoTherapeutics, Inc. and Xeno Acquisition Corp., jointly “Xeno”, pursuant to which Xeno will acquire all of our issued and outstanding common shares. Under the terms of the Arrangement Agreement, our shareholders will receive a cash payment per common share that will be determined based upon our cash balance at closing of the Transaction, after deducting certain transaction costs and the aggregate amount of outstanding liabilities (the “Closing Net Cash Amount”). Based on our current estimates of the Closing Net Cash Amount and the expected timing for Closing, it is currently estimated that each shareholder will receive a cash payment of US$1.82 per Common Share at Closing. In addition, each shareholder will also receive one non-transferable contingent value right (each, a “CVR”) for each common share, entitling them to receive certain contingent cash payments. In addition to shareholder approval, the Transaction is subject to the approval of the Superior Court of Quebec and other customary closing conditions. The Transaction is expected to close in the first quarter of 2026. The Arrangement Agreement includes a termination fee of US$2.0 million, payable by the Company under certain circumstances, including in connection with the Company’s entry into an agreement with respect to a Superior Proposal (as defined in the Arrangement Agreement).

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

In May 2025, we announced the out-licensing of our discovery platforms to DCx Biotherapeutics Corporation, or DCx, and in July 2025, we announced an exclusive out-licensing agreement with Debiopharm International S.A., or Debiopharm, for lunresertib.

In light of the Arrangement Agreement announced in November 2025, we expect to maintain a minimal workforce to finalize the Transaction.

Recent Developments

•
Worldwide license agreement with Debiopharm for lunresertib
o
In July 2025, we entered into an exclusive worldwide license agreement with Debiopharm for lunresertib, a first-in-class oncology PKMYT1 inhibitor. Under the terms of the agreement, we received a $10 million upfront payment, a $1.6 million payment for the transfer of clinical trial materials, and are eligible to receive up to $257 million in potential clinical, regulatory, commercial and sales milestones, and single-digit royalties on global net sales. This agreement builds on the success of the clinical study and collaboration agreement we entered into with Debipharm to explore the synergy between lunresertib and Debio 0123, a potential best-in-class, brain penetrant and highly selective

WEE1 inhibitor. Debiopharm assumed the sponsorship of the MYTHIC study and will take over existing and future development activities related to lunresertib.
o
We recognized $11.6 million as revenue during the third quarter of 2025 pursuant to the license agreement.

Our Pipeline

•
RP-3467 - We completed enrollment of 26 patients in our Phase 1 clinical trial of RP-3467 (POLAR). POLAR is a multi-center, open-label, dose-escalation Phase 1 clinical trial designed to investigate the safety, pharmacokinetics, pharmacodynamics, and preliminary clinical activity of RP-3467 alone or in combination with the poly-ADP ribose polymerase (PARP) inhibitor, olaparib in adults with locally advanced or metastatic epithelial ovarian cancer, metastatic breast cancer, metastatic castration-resistant prostate cancer, or pancreatic adenocarcinoma.
o
As a result of the definitive merger agreement, we will no longer be reporting initial topline safety, tolerability and early efficacy data from our POLAR trial in monotherapy and in combination with Olaparib.
•
RP-1664 - We completed enrollment of 29 patients in our Phase 1 LIONS clinical trial evaluating RP-1664 as a monotherapy in adult and adolescent patients with TRIM37-high solid tumors. LIONS is a first-in-human, multi-center, open-label Phase 1 clinical trial designed to investigate safety, pharmacokinetics, pharmacodynamics and the preliminary efficacy of RP-1664.
o
We presented positive initial topline safety, tolerability and early efficacy data from our Phase 1 LIONS clinical trial at the 37th AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. The encouraging tolerability and efficacy data support the use of RP-1664 as a monotherapy in molecularly selected tumor specific cohorts and support further investigation of PLK4 inhibition as a therapeutic modality, especially among less pretreated patients.

Liquidity Overview

As of September 30, 2025, we had cash and cash equivalents and marketable securities on hand of $112.6 million. We believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements through 2027, after taking into account the re-alignment of resources, reduction in workforce and out-licensing transactions with Debiopharm and DCx. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

Since inception, we have incurred significant operating losses. Our net losses were $84.7 million and $93.8 million for the years ended December 31, 2024 and 2023, respectively, and $43.5 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $461.3 million.

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

The following table presents revenue from our collaboration agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Debiopharm License Agreement	$11,620	$—	$11,620	$—
Bristol-Myers Squibb Collaboration and License Agreement	—	—	250	2,589
Roche Collaboration and License Agreement	—	—	—	50,888
Total revenue	$11,620	$—	$11,870	$53,477

License Agreement with Debiopharm

On July 15, 2025, we entered into an exclusive worldwide license agreement with Debiopharm (the “Debiopharm Agreement”) regarding our product candidate, lunresertib (also known as RP-6306). Under the terms of the Debiopharm Agreement, we received a $10 million upfront payment and a $1.6 million payment upon the transfer of clinical trial materials, and are eligible to receive up to $257 million in potential clinical, regulatory, commercial and sales milestones, as well as single-digit royalties on global net sales. Debiopharm assumed sponsorship of our MYTHIC study and has taken over existing and future development activities related to lunresertib. The Debiopharm Agreement builds upon the success of our pre-existing clinical study and collaboration agreement with Debiopharm to explore the synergy between lunresertib and Debio 0123, a potential best-in-class, brain penetrant and highly selective WEE1 inhibitor, which was terminated as part of our entry into the Debiopharm Agreement.

We recognized $11.6 million and nil for the three months ended September 30, 2025 and 2024, respectively, and $11.6 million and nil million for the nine months ended September 30, 2025 and 2024, respectively, as revenue in relation to the Debiopharm Agreement, reflecting the transfer of the license and the clinical trial materials to Debiopharm in the third quarter of 2025.

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

We recognized nil as revenue for the three months ended September 30, 2025 and September 30, 2024, and $0.3 million and $2.6 million for the nine months ended September 30, 2025 and 2024, respectively.

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

Debiopharm Collaboration Arrangement

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

During the three and nine months ended September 30, 2025, we recognized nil and $2.7 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement.

During the three and nine months ended September 30, 2024, we recognized $0.8 million and $2.1 million, respectively, in net research and development costs with regards to the Debiopharm portion of the 50/50 cost sharing terms in the Debio Collaboration Agreement.

As part of the worldwide license agreement with Debiopharm signed on July 15, 2025, the Debio Collaboration Agreement was terminated. We recorded a gain of $3.3 million on the termination of the Debio Collaboration Agreement in the third quarter of 2025, reflecting the recognition of our deferred collaboration cost recovery position as of the termination of the Debio Collaboration Agreement in our condensed consolidated statement of operations.

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

The following table summarizes our research and development costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Discovery costs
Direct external costs	$54	$1,327	$1,011	$4,451
Laboratory supplies and research materials	1	905	345	2,862
Personnel related costs	92	2,412	1,842	8,830
Facilities related costs	45	492	548	1,290
Other costs	49	875	692	2,629
	241	6,011	4,438	20,062
Development costs
Direct external costs
Camonsertib program*	43	2,711	4,157	10,652
Lunresertib program*	157	6,740	8,431	22,507
RP-1664 program	1,545	2,603	4,466	5,611
RP-3467 and Polθ program	1,933	1,554	4,571	3,882
Personnel related costs	2,388	8,153	15,621	26,998
Facilities related costs	542	225	1,022	646
Other costs*	684	1,395	2,268	4,013
Debiopharm development cost reimbursement	—	(753)	(2,682)	(2,133)
	7,292	22,628	37,854	72,176
R&D tax credits	(31)	(238)	(237)	(792)
Total research and development costs	$7,502	$28,401	$42,055	$91,446

*Certain amounts have been reclassified for presentation purposes.

The successful development of our product candidates is highly uncertain. As reflected in our financials for the quarter ended September 30, 2025, our research and development expenses have decreased as a result of the cost savings initiatives we implemented in connection with strategic re-prioritization activities implemented in August 2024 and in the first quarter of 2025, as well as the out-licensing of our early-stage discovery platforms to DCx in the second quarter of 2025 and the out-licensing of our lunresertib program to Debiopharm in July 2025. We cannot determine with certainty the duration, or the completion costs of current or future preclinical studies and clinical trials of our product candidates due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments, and our ongoing assessments as to each product candidate’s commercial potential. We will need to raise substantial additional capital in the future. Our clinical development costs are expected to fluctuate significantly, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

In the first quarter of 2025, we announced a re-alignment of resources and a re-prioritization of our clinical portfolio to focus on the continued advancement of our Phase 1 clinical programs, RP-3467 and RP-1664. We also approved a phased reorganization plan pursuant to which we expect to reduce our workforce by approximately 75% by the fourth quarter of 2025. As a result of this initiative, we accelerated the depreciation of our laboratory equipment by nil and $1.9 million for the three and nine months ended September 30, 2025, respectively, reflecting a shorter estimated remaining useful life for the equipment.

For the three and nine months ended September 30, 2025, we incurred approximately $1.8 million and $8.5 million, respectively, in costs as part of its restructuring efforts ($1.5 million for the three and nine months ended September 30, 2024), comprised of $1.8 million in severance and termination benefits for the three months ended September 30, 2025, and comprised of $6.2 million in severance and termination benefits and $1.9 million in accelerated depreciation expense, as well as $0.4 million in other restructuring charges for the nine months ended September 30, 2025.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue:
Collaboration agreements	$11,620	$—	$11,620
Operating expenses:
Research and development, net of tax credits	7,502	28,401	(20,899)
General and administrative	4,548	6,444	(1,896)
Restructuring	1,826	1,527	299
Total operating expenses	13,876	36,372	(22,496)
Gain on sale of technology and other assets	130	—	130
Gain on termination of collaboration agreement	3,257	—	3,257
Income (loss) from operations	1,131	(36,372)	37,503
Other income, net
Realized and unrealized loss on foreign exchange	(41)	(19)	(22)
Interest income	2,224	2,512	(288)
Other income (expense), net	89	(42)	131
Total other income, net	2,272	2,451	(179)
Income (loss) before income taxes	3,403	(33,921)	37,324
Income tax expense	(145)	(485)	340
Net income (loss)	$3,258	$(34,406)	$37,664

Revenue

Revenue was $11.6 million for the three months ended September 30, 2025, compared to nil for the three months ended September 30, 2024. The increase of $11.6 million was due to an increase in revenue recognized under the Debiopharm Agreement.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $7.5 million for the three months ended September 30, 2025, compared to $28.4 million for the three months ended September 30, 2024. The decrease of $20.9 million was due to:

•
a $8.1 million decrease in personnel-related costs;
•
a $6.6 million decrease in direct external costs of the lunresertib program as a result of the termination of the Phase 1 Magnetic and Minotaur clinical trials;
•
a $2.7 million decrease in direct external costs of the camonsertib program as a result of the termination activities of the Phase 1/2 TRESR and ATTACC clinical trials;
•
a $2.2 million decrease in other direct external costs related to discovery programs and other research and material expenses;
•
a $1.5 million decrease in other R&D expenses, net of R&D tax credits;
•
a $0.6 million decrease in direct external costs for the RP-3467 and RP-1664 programs; and
•
a $0.8 million decrease in the Debiopharm development cost reimbursement.

General and Administrative Expenses

General and administrative expenses were $4.5 million for the three months ended September 30, 2025, compared to $6.4 million for the three months ended September 30, 2024. The decrease of $1.9 million in general and administrative expenses consisted of:

•
a $1.5 million decrease in personnel-related costs and; and

•
a $0.4 million decrease in other general and administrative expenses mainly due to lower public company-related fees.

Restructuring Expenses

Restructuring expenses were $1.8 million and $1.5 million for the three months ended September 30, 2025 and 2024, respectively, as a result of costs incurred as part of our restructuring efforts announced in the first quarter of 2025. The third quarter of 2025 were comprised of $1.8 million in severance and termination benefits only.

Gain on Sale of Technology and Other Assets

Pursuant to the out-licensing agreement entered into with DCx in the second quarter of 2025, DCx issued additional anti-dilution shares to us such that we maintain our 9.99% equity interest in DCx. As such, we recognized a gain on sale of technology and other assets in the amount of $0.1 million and nil for the three months ended September 30, 2025 and 2024, respectively.

Gain on Termination of Collaboration Agreement

As part of the worldwide license agreement with Debiopharm signed in the third quarter of 2025, the Debio Collaboration Agreement was terminated. We recorded a gain of $3.3 million on the termination of the Debio Collaboration Agreement in the third quarter of 2025, reflecting the recognition of our deferred collaboration cost recovery position as of the termination of the Debio Collaboration Agreement in our condensed consolidated statement of operations.

Other Income (Expense), Net

Other income, net was $2.3 million and $2.5 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of $0.2 million was primarily attributable to lower sums in cash and cash equivalents and marketable securities, offset with interest revenue received upon the collection of outstanding income tax receivables.

Income Tax Expense

Income tax expense was $0.1 million for the three months ended September 30, 2025, compared to $0.5 million for the three months ended September 30, 2024. The decrease of $0.4 million in income tax expense was primarily due to lower taxable income resulting from the re-alignment of resources and reductions in workforce implemented.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue:
Collaboration agreements	$11,870	$53,477	$(41,607)
Operating expenses:
Research and development, net of tax credits	42,055	91,446	(49,391)
General and administrative	18,229	23,379	(5,150)
Restructuring	8,475	1,527	6,948
Total operating expenses	68,759	116,352	(47,593)
Gain on sale of technology and other assets	5,796	—	5,796
Gain on termination of collaboration agreement	3,257	—	3,257
Loss from operations	(47,836)	(62,875)	15,039
Other income, net
Realized and unrealized gain on foreign exchange	23	18	5
Interest income	4,998	8,374	(3,376)
Other income (expense), net	49	(95)	144
Total other income, net	5,070	8,297	(3,227)
Loss before income taxes	(42,766)	(54,578)	11,812
Income tax expense	(763)	(1,440)	677
Net loss	$(43,529)	$(56,018)	$12,489

Revenue

Revenue was $11.9 million for the nine months ended September 30, 2025, compared to $53.5 million for the nine months ended September 30, 2024. The decrease of $41.6 million was due to:

•
a $50.9 million decrease in revenue recognized under our collaboration and license agreement with Roche, which was terminated in May 2024;
•
a $11.6 million increase in revenue recognized under the Debiopharm Agreement; and
•
a $2.3 million decrease in revenue recognized under our collaboration and license agreement with Bristol-Myers Squibb, which collaboration term ended in November 2023.

Research and Development Expenses, Net of Tax Credits

Research and development expenses were $42.1 million for the nine months ended September 30, 2025, compared to $91.5 million for the nine months ended September 30, 2024. The decrease of $49.4 million was due to:

•
a $18.4 million decrease in personnel-related costs;
•
a $14.1 million decrease in direct external costs of the lunresertib program as a result of the termination of the Phase 1 Magnetic and Minotaur clinical trials;
•
a $6.5 million decrease in direct external costs of the camonsertib program as a result of the ongoing termination activities of the Phase 1/2 TRESR and ATTACC clinical trials;
•
a $6.0 million decrease in other direct external costs related to discovery programs and other research and material expenses;
•
a $3.5 million decrease in other R&D expenses, net of R&D tax;
•
a $0.4 million decrease in direct external costs for the RP-3467 and RP-1664 program; and
•
a $0.5 million increase in the Debiopharm development cost reimbursement.

General and Administrative Expenses

General and administrative expenses were $18.2 million for the nine months ended September 30, 2025, compared to $23.4 million for the nine months ended September 30, 2024. The decrease of $5.2 million in general and administrative expenses consisted of:

•
a $4.9 million decrease in personnel-related costs;
•
a $1.3 million decrease in other general and administrative expenses mainly due to lower IT related costs and lower public company-related fees; and
•
a $1.0 million increase in professional costs associated to higher legal fees in relation to out-licensing agreements and restructuring initiatives.

Restructuring Expenses

Restructuring expenses were $8.5 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively, as a result of costs incurred as part of our restructuring efforts announced in the first quarter of 2025, comprised of $6.2 million in severance and termination benefits, $1.9 million in accelerated depreciation expense and $0.4 million in other restructuring charges.

Gain on Sale of Technology and Other Assets

Pursuant to the out-licensing agreement entered into with DCx on May 1, 2025, we recognized a gain on sale of technology and other assets in the amount of $5.8 million in the nine months ended September 30, 2025.

Gain on Termination of Collaboration Agreement

As part of the worldwide license agreement with Debiopharm signed on July 15, 2025, the Debio Collaboration Agreement was terminated. We recorded a gain of $3.3 million on the termination of the Debio Collaboration Agreement in the third quarter of 2025, reflecting the recognition of our deferred collaboration cost recovery position as of the termination of the Debio Collaboration Agreement in our condensed consolidated statement of operations.

Other Income, Net

Other income, net was $5.1 million and $8.3 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $3.2 million was primarily attributable to lower sums in cash and cash equivalents and marketable securities, offset with interest revenue received upon the collection of outstanding income tax receivables.

Income Tax Expense

Income tax expense was $0.8 million for the nine months ended September 30, 2025, compared to $1.4 million for the nine months ended September 30, 2024. The decrease of $0.6 million in income tax expense was primarily due to lower taxable income resulting from the re-alignment of resources and reductions in workforce implemented.

Liquidity and Capital Resources

Since our inception, we have not recognized any revenue from product sales and have incurred operating losses and negative cash flows from our operations. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. We have funded our operations to date with proceeds received from equity financings, including net proceeds of $232.0 million from our IPO in June 2020 and net proceeds of $94.3 million from a follow-on offering in November 2021. We have also received initial upfront and additional payments of approximately $254.4 million in the aggregate from collaboration and license agreements and the proceeds from the sale of technology and other assets.

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

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct certain U.S.-based research and development expenditures in the current fiscal year and required taxpayers to amortize them over five years pursuant to Section 174 of the Internal Revenue Code of 1986, as amended, or IRC. This provision increased our 2023 and 2022 cash payments of income taxes significantly as compared to 2021 in compliance with IRC Section 174. In September 2023, new interim guidance was issued by the Department of Treasury and the Internal Revenue Service on IRC Section 174 that supports the deduction of such expenses. An income tax receivable in the amount of $1.8 million as of September 30, 2025, reflects the remaining overpayment of tax installments by our U.S. subsidiary. A refund in the amount of $9.0 million, plus $1.1 million interest was received in September 2025. Any changes to tax legislation may materially affect our cash flows. Changes in our tax provisions or an increase in our tax liabilities, whether due to changes in applicable laws and regulations or our interpretation or application thereof, could have a material adverse effect on our financial position, results of operations and/or cash flows.

We expect to incur significant expenses and operating losses for the foreseeable future. As of September 30, 2025, our cash and cash equivalents and marketable securities on hand was $112.6 million. Taking into account the anticipated cost savings associated with the announced re-alignment of resources, reduction in workforce and out-licensing transactions with Debiopharm and DCx, and subject to our strategic review process, we believe that our cash, cash equivalents, and marketable securities will be sufficient to fund our anticipated operating and capital expenditure requirements through 2027. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our capital resources sooner than we expect.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our cash flows for each of the periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(42,824)	$(49,121)	$6,297
Net cash provided by investing activities	30,743	17,882	12,861
Net cash provided by financing activities	109	541	(432)
Effect of exchange rate fluctuations on cash held	80	(29)	109
Net Decrease In Cash And Cash Equivalents	$(11,892)	$(30,727)	$18,835

Operating Activities

Net cash used in operating activities was $42.8 million for the nine months ended September 30, 2025, reflecting a net loss of $43.5 million, a net change of $0.4 million in our net operating assets, and a net change in non-cash charges of $1.1 million. The net change in our net operating assets was mainly due to a decrease of $13.8 million in accounts payable and accrued expenses and operating lease liability offset by an increase of $13.4 million in Federal income tax refund, prepaid expenses and other current and non-current assets. The change in non-cash charges primarily consist of an increase of $11.7 million in share-based compensation for option and restricted share unit grants to employees, as well as depreciation expense, including accelerated depreciation of our laboratory equipment, and non-cash lease expense offset by $10.6 million in gain on sale of technology and other assets, gain on termination of collaboration agreement and net accretion of marketable securities.

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

The $6.3 million increase in cash used in operating activities for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 is mainly due to the upfront payment received from the Debiopharm Agreement and the tax refund we received in the quarter, as well as savings generated from our restructuring efforts.

Investing Activities

Net cash provided by investing activities was $30.7 million for the nine months ended September 30, 2025 and resulted primarily from proceeds on maturities of marketable securities of $83.8 million and proceeds on sale of technology and other assets of $1.0 million offset by the purchases of marketable securities of $54.1 million.

Net cash provided by investing activities was $17.9 million for the nine months ended September 30, 2024 and resulted primarily from proceeds on maturities of marketable securities of $132.0 million offset by the purchases of marketable securities of $114.1 million.

Financing Activities

Net cash provided by financing activities was $0.1 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively, consisting primarily of net proceeds from the issuance of common shares under the ESPP.

Material Cash Requirements

There were no material changes to our material cash requirements during the nine months ended September 30, 2025, from those described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report.

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

Our management, with the participation of our Chief Executive Officer/Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that, as of such date, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes during the period covered in this Quarterly Report to the risk factors previously disclosed in Part I, Item 1A of the Annual Report, except as follows:

Risks Related to the Proposed Transactions with XenoTherapeutics

The proposed transactions with Xeno are subject to a number of conditions beyond our control. Failure to complete proposed transactions within the expected time frame, or at all, could have a material adverse effect on our business, operating results, financial condition and our share price.

On November 14, 2025, we entered into the Arrangement Agreement pursuant to which XenoTherapeutics, Inc. will acquire all of our issued and outstanding common shares through Xeno Acquisition Corp. Xeno’s obligation to consummate the transaction is subject to certain conditions.

We cannot predict whether or when these conditions will be satisfied. If one or more of these conditions are not satisfied, and as a result, we do not complete the proposed transactions, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed transactions. Certain costs associated with the proposed transactions have already been incurred or may be payable even if the proposed transactions are not consummated. Finally, any disruptions to our business resulting from the announcement and pendency of the proposed transactions, including any adverse changes in our relationships with our partners, suppliers and employees, could continue or accelerate in the event that we fail to consummate the proposed transactions.

If we do not consummate the proposed transactions, the price of our common shares may decline significantly from the current market price, which may reflect a market assumption that the proposed transactions will be consummated. Any of these events could have a material adverse effect on our business, operating results and financial condition and could cause a decline in the price of our common shares.

Our shareholders may not receive any payment on the CVR and the CVR may expire valueless.

If the proposed transactions are completed, the holders of our common shares, RSUs and in the money options will be entitled to receive one CVR per share, representing the right to receive, subject to the terms and conditions of the CVR Agreement, a pro rata portion of contingent future cash payments. In the event that no CVR Proceeds (as defined in and determined in accordance with the CVR Agreement) become payable prior to the Expiration Date, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. The CVRs will not be transferable, except in the limited circumstances specified in the CVR Agreement, will not have any voting or dividend rights, and will not represent any equity or ownership interest in us or any of our affiliates, and interest will not accrue on any amounts potentially payable on the CVRs. Accordingly, the right of any of our shareholders to receive any future payment on or derive any value from the CVRs will be contingent solely upon the occurrence of a disposition, as outlined above, and if no such dispositions or payments are achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

The Arrangement Agreement contains provisions that could discourage a potential competing acquirer.

The Arrangement Agreement provides that, upon the terms and subject to the conditions thereof, we and our representatives cannot directly or indirectly solicit, initiate, encourage or knowingly facilitate discussions with third parties regarding other proposals to acquire or combine with us and we are subject to restrictions on our ability to respond to any such proposal. In the event that we receive an acquisition proposal from a third party, we must notify Xeno of such proposal, and negotiate in good faith with Xeno prior to terminating the Arrangement Agreement or effecting a change in the recommendation of our board of directors to our shareholders with respect to the proposed transactions. The Arrangement Agreement also contains certain termination rights for Xeno and us and further provides that, upon termination of the Arrangement Agreement under specified circumstances, including certain terminations in connection with an alternative business combination transaction as permitted by the terms of the Arrangement Agreement, we will be required to pay Xeno a termination fee of $2.0 million. These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the transaction. These provisions also might result in a potential third-party acquirer proposing to pay a lower price to our shareholders than it might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances. If the Arrangement Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the proposed transactions with Xeno.

Shareholder or other litigation could prevent or delay the consummation of the proposed transactions with Xeno or otherwise negatively impact our business, operating results and financial condition.

Complaints or lawsuits may in the future be filed against us, our board of directors, Xeno, any of Xeno’s boards of directors and/or others in connection with the transactions contemplated by the Arrangement Agreement. The outcome of litigation is uncertain, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims, and we may not be successful in defending against any such future claims.

We may incur additional costs in connection with the defense or settlement of any future shareholder or other litigation in connection with the proposed transactions. Further, any such future litigation (including creditor opposition) could cause a delay in completion of the proposed transactions or may adversely affect our ability to complete the proposed transactions. We could incur significant costs in connection with any such litigation (including creditor opposition), including costs associated with the indemnification of our directors and executive officers, and lawsuits may, and divert the attention of our management and employees from our day-to-day business which could affect our operations and otherwise adversely affect us financially.

The announcement and pendency of the transactions with Xeno could adversely affect our business, financial results and/or operations.

Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transactions and thus is being diverted from our day-to-day operations. The adverse effects of the pendency of the transaction could be exacerbated by any delays in the completion of the transaction or termination of the Arrangement Agreement. In addition, our executive officers and directors may have interests in the Arrangement that are different from, or are in addition to, those of our shareholders generally. These interests include without limitation the following: the receipt of transaction bonuses payable to executive officers under certain transaction bonus letters; and the potential receipt of severance payments and benefits by executive officers under their respective employment letters.

While the proposed transactions with Xeno are pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business, and the proposed transactions may impair our ability to attract and retain qualified employees or retain and maintain relationships with our suppliers and other business partners.

Whether or not the proposed transactions are consummated, the proposed transactions may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the proposed transactions may also divert management’s attention and our resources from ongoing business and operations and our employees. Other key personnel may have uncertainties about the effect of the proposed transactions, and the uncertainties may impact our ability to retain key personnel while the proposed transactions are pending or in the event that we are unable to consummate the proposed transactions within the expected time frames or at all. If key personnel depart because of such uncertainties, our business and results of operations may be adversely affected.

In addition, pending consummation of the proposed transactions, the Arrangement Agreement generally requires us to operate in the ordinary course of business consistent with past practice and our intent to wind down our activities, and restricts us from taking certain actions with respect to our business and financial affairs without Xeno’s consent. Such restrictions will be in place until either the proposed transactions are consummated or the Arrangement Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the proposed transactions. For these and other reasons, the pendency of the proposed transactions could adversely affect our business, operating results and financial condition.

We have incurred, and will continue to incur, direct and indirect costs as a result of the proposed transactions with Xeno.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the proposed transactions, including costs that we may not currently expect. We must pay substantially all of these costs and expenses whether or not the transaction is completed. If the Arrangement Agreement is terminated under certain circumstances specified in the Arrangement Agreement, including in connection with the Company’s entry into an agreement with respect to a superior proposal, we will be required to pay Xeno a termination fee of approximately $2.0 million. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

If we are not able to complete the proposed transactions with Xeno, we will likely pursue other strategic alternatives. We may not be successful in identifying and implementing any strategic business combination or other transaction and any strategic transaction that we may consummate in the future could have negative consequences. There can be no assurance that the terms of any such other transaction will be favorable.

As part of our strategic re-prioritization, we have undertaken a comprehensive assessment of strategic alternatives to maximize shareholder value. Our board of directors (i) unanimously determined that the terms of the proposed transactions under the Arrangement Agreement are in the best interests of the Company and the sustainable success of our business, having considered the interests of our shareholders, employees and other relevant stakeholders, (ii) duly authorized and approved the terms and conditions of the Arrangement Agreement and the execution, delivery and performance of our obligations under the Arrangement Agreement, and, (iii) resolved, on the terms and subject to the conditions set forth in the Arrangement Agreement, to support to recommend that our shareholders vote in favor of approval and adoption of the resolutions set forth in the Arrangement Agreement.

If we are not able to consummate the proposed transactions and decide to evaluate other strategic alternatives, there can be no assurance that this review process will result in us pursuing a transaction or that any transaction, if pursued, will be completed on attractive terms or at all. The process of evaluating other strategic alternatives may be time-consuming and complex, and we may incur significant costs related to this evaluation, such as for financial advisors, as well as legal and accounting fees and expenses and other related charges, in addition to those we have already incurred in connection with the proposed transactions. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any alternative strategic transaction is pursued or completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our shareholders.

In addition, if we are not able to complete the proposed transactions and are required to pursue another strategic alternative, such alternative transaction may yield unexpected results that adversely affect our business and decrease the remaining cash available for use in our business or the execution of our strategic re-prioritization. There can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased shareholder value, value for stakeholders, or achieve its anticipated results. Any failure of such potential transaction to achieve its anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly diminish or delay any future distributions to our shareholders.

We may not realize any additional value in a strategic transaction.

Xeno has placed no value on our assets and intellectual property and may spend only limited resources as provided in the CVR Agreement to potentially monetize our assets. Other potential counterparties in a strategic transaction involving us may likewise place minimal or no value on our assets. Further, the development and any potential commercialization of our product candidates will require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving us may choose not to spend additional resources and continue development of our product candidates and may likewise attribute little or no value, in such a transaction, to those assets.

If a strategic transaction is not consummated, our board of directors may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the proposed transactions with Xeno or any other strategic transaction will be consummated. If the proposed transactions with Xeno or a strategic transaction is not consummated, the board of directors may decide to pursue a dissolution and liquidation of the Company. In such an event, the amount of cash available for distribution to our shareholders will depend heavily on the timing of such decision, as the amount of cash available for distribution will decline over time as we continue to fund our operations.

In addition, we may be subject to litigation (including creditor opposition), or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate the proposed transactions with Xeno or complete another strategic transaction or our dissolution and liquidation depends on our ability to retain our employees and engage other advisors and consultants required to consummate such transactions.

As part of our strategic re-prioritization, we significantly reduced our workforce and expect to maintain a minimal workforce to finalize the Transaction. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce, decline in employee productivity and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully consummate the proposed transactions or complete another strategic transaction or our dissolution and liquidation depends in large part on our ability to retain certain of our remaining personnel, the loss of whose services may adversely impact our ability to consummate such transaction, and engage other advisors and consultants. Due to our limited employee resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements.

General Risk Factors

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

We source our active pharmaceutical ingredients (APIs) and precursor chemicals from international suppliers, with significant reliance on foreign manufacturers, including those from China. The ongoing trade tensions between the United States and China have resulted in multiple rounds of tariffs affecting pharmaceutical ingredients, manufacturing equipment, and related supplies. Tariffs on our API chain directly or indirectly linked to Chinese manufacturing may significantly increase our manufacturing costs for our clinical trial drug products. Should the current tariffs on China hold or additional tariffs be imposed specifically targeting Chinese pharmaceutical imports, our manufacturing costs could rise significantly.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on July 4, 2025, the annual reconciliation bill, the “One Big Beautiful Bill Act,” or OBBBA, was signed into law which is expected to reduce Medicaid spending and enrollment by implementing work requirements for some beneficiaries, capping state-directed payments, reducing federal funding, and limiting provider taxes used to fund the program. OBBBA also narrows access to ACA marketplace exchange enrollment and declines to extend the ACA enhanced advanced premium tax credits, set to expire at the end of 2025, which, among other provisions in the law, are anticipated to reduce the number of Americans with health insurance. Additionally, in August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute will remain in effect until 2032 unless additional action is taken by Congress. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain high-expenditure, single-source drugs that have been on the market for at least 7 years and biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement price for the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HSS selected fifteen additional products covered under Part D for price negotiations in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework. It is unclear whether the models will be utilized in any health reform measures in the future.

The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. For example, on September 30, 2025, the current administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct to consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation (“CMMI”) to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; (5) imposing tariffs on imported pharmaceutical products; (6) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans; and (7) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce U.S. drug prices, potentially impacting manufacturers’ global pricing strategies and profitability, while increasing their operational costs and compliance risks. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo (“Loper Bright”), the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA.

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

None.

(b) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Schedule Form	File Number	Exhibit	Filing Date

3.1	Articles of Continuance of Repare Therapeutics Inc.	8-K	001-39335	3.1	June 23, 2020

3.2	Amended and Restated Bylaws of Repare Therapeutics Inc.	8-K	001-39335	3.2	June 23, 2020

10.1†*	Collaboration and License Agreement by and between the registrant Repare Therapeutics Inc. and Debiopharm International SA dated July 14, 2025.

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

REPARE THERAPEUTICS INC.

Date: November 14, 2025	By:	/s/ Steve Forte
Steve Forte
President, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)